Form 10-Q
period 2005-12-31
AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC; AIRGAS GULF STATES INC; AIRGAS INTERMOUNTAIN INC; AIRGAS NOR PAC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; AIRGAS SOUTHWEST INC; AIRGAS WEST INC; AIRGAS SAFETY INC
filed 2006-02-08
CIK 1158047, 1158048, 1158049, 1158050, 1158051, 1158052, 1158053, 1158054, 1158055, 1158056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2005
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Shares of common stock outstanding at February 3, 2006: 77,386,911 shares

AIRGAS, INC.
FORM 10-Q
December 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$702,407	$601,088	$2,082,714	$1,723,416

Costs and expenses
Cost of products sold (excluding depreciation)	345,343	289,533	1,028,063	835,437
Selling, distribution and administrative expenses	255,515	232,402	765,173	657,360
Depreciation	31,220	26,929	90,515	76,471
Amortization	1,340	1,192	3,947	4,145

Total costs and expenses	633,418	550,056	1,887,698	1,573,413

Operating income	68,989	51,032	195,016	150,003

Interest expense, net	(13,335)	(13,437)	(40,531)	(37,960)
Discount on securitization of trade receivables	(2,571)	(1,340)	(6,665)	(3,216)
Other income, net	122	268	1,614	702

Earnings before income taxes and minority interest	53,205	36,523	149,434	109,529

Income taxes	(19,792)	(13,142)	(55,972)	(40,511)
Minority interest in earnings of consolidated affiliate	(711)	(452)	(1,945)	(1,356)

Income from continuing operations	32,702	22,929	91,517	67,662

Income (loss) from discontinued operations, net of tax	(1,877)	44	(1,424)	204

Net earnings	$30,825	$22,973	$90,093	$67,866

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations	$0.42	$0.31	$1.19	$0.91
Earnings (loss) from discontinued operations	(0.02)	—	(0.01)	—

Net earnings per share	$0.40	$0.31	$1.18	$0.91

DILUTED
Earnings from continuing operations	$0.41	$0.30	$1.16	$0.88
Earnings (loss) from discontinued operations	(0.02)	—	(0.02)	—

Net earnings per share (Note 4)	$0.39	$0.30	$1.14	$0.88

Weighted average shares outstanding:
Basic	77,037	75,150	76,646	74,673

Diluted	81,575	77,361	80,995	76,730

Comprehensive income	$31,092	$24,753	$92,052	$72,032

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	December 31,	March 31,
	2005	2005
ASSETS
Current Assets
Cash	$42,002	$32,640
Trade receivables, less allowances for doubtful accounts of $16,428 at December 31, 2005 and $11,108 at March 31, 2005	140,336	148,834
Inventories, net	230,918	221,609
Deferred income tax asset, net	30,259	26,263
Prepaid expenses and other current assets	36,155	36,911

Total current assets	479,670	466,257

Plant and equipment, at cost	2,116,122	1,971,218
Less accumulated depreciation	(766,733)	(701,876)

Plant and equipment, net	1,349,389	1,269,342

Goodwill	542,497	511,196
Other intangible assets, net	18,782	16,507
Other non-current assets	23,110	28,561

Total assets	$2,413,448	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$112,837	$143,208
Accrued expenses and other current liabilities	202,735	183,132
Current portion of long-term debt	111,371	6,948

Total current liabilities	426,943	333,288

Long-term debt, excluding current portion	670,829	801,635
Deferred income tax liability, net	322,509	282,186
Other non-current liabilities	22,275	24,391
Minority interest in affiliate	57,191	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at December 31, 2005 and March 31, 2005	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 78,075 and 77,467 shares issued at December 31, 2005 and March 31, 2005, respectively	781	775
Capital in excess of par value	277,954	257,042
Retained earnings	636,329	560,056
Accumulated other comprehensive income	4,568	2,609
Treasury stock, 1,097 and 1,356 common shares at cost at December 31, 2005 and March 31, 2005	(5,931)	(3,765)
Employee benefits trust, no shares and 338 common shares at cost at December 31, 2005 and March 31, 2005, respectively	—	(2,545)

Total stockholders’ equity	913,701	814,172

Total liabilities and stockholders’ equity	$2,413,448	$2,291,863

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$90,093	$67,866
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90,515	76,471
Amortization	3,947	4,145
Deferred income taxes	33,300	23,456
(Gain) loss on divestiture	1,900	(360)
Gain on sales of plant and equipment	(806)	(191)
Minority interest in earnings of consolidated affiliate	1,945	1,356
Stock issued for employee stock purchase plan	7,775	7,251
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	33,600	29,900
Trade receivables, net	(10,280)	(16,513)
Inventories, net	(19,338)	(38,907)
Prepaid expenses and other current assets	7,929	(8,006)
Accounts payable, trade	(30,925)	(15,936)
Accrued expenses and other current liabilities	13,971	(15,264)
Other long-term assets	6,494	1,592
Other long-term liabilities	(3,211)	(798)

Net cash provided by operating activities	226,909	116,062

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(153,750)	(110,885)
Proceeds from sales of plant and equipment	4,362	3,803
Proceeds from divestitures	14,562	828
Business acquisitions and holdback settlements	(99,272)	(200,699)
Other, net	315	27

Net cash used in investing activities	(233,783)	(306,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	382,730	531,867
Repayment of debt	(407,652)	(369,849)
Purchase of treasury stock	(5,567)	—
Minority interest	(1,945)	(1,356)
Minority stockholder note prepayment	21,000	—
Proceeds from the exercise of stock options	13,622	14,924
Dividends paid to stockholders	(13,820)	(10,195)
Cash overdraft	27,868	22,506

Net cash provided by financing activities	16,236	187,897

Change in cash	$9,362	$(2,967)
Cash — Beginning of period	32,640	25,062

Cash — End of period	$42,002	$22,095

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders. Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2005.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
     Certain reclassifications pertaining to a divested subsidiary and the presentation of cash balances have been made to prior period financial statements to conform to the current presentation. As described in Note 3, the Company divested its subsidiary, Rutland Tool & Supply Co. (“Rutland Tool”), in December 2005. As a result, Rutland Tool has been reclassified in the Consolidated Statement of Earnings as discontinued operations in all periods presented. The Consolidated Balance Sheet was not reclassified because the assets and liabilities of Rutland Tool were not significant. In addition, the presentation of depository cash and cash overdrafts has changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. Accordingly, the Statement of Cash Flows for the prior period presented also reflects the change in presentation and reconciles to the change in cash on the balance sheet. The Company adopted the current presentation as it is the practice among most companies and is more transparent.
(2) NEW ACCOUNTING PRONOUNCEMENTS
     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. In December 2004, responding to the AJCA, the FASB issued Staff Position 109-1, Tax Deduction on Qualified Production Activities Provided by the AJCA, (“FSP 109-1”) and FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with in the AJCA, (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109, Accounting for Income Taxes, and not as a tax rate reduction. FSP 109-1 was effective for the Company as of April 1, 2005 and had no impact on the current fiscal year. In addition, the Company evaluated the effects of the repatriation provision included in FSP 109-2 and concluded that it will not repatriate foreign earnings under the AJCA.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS & DIVESTITURE
(a) Acquisitions
     During the nine months ended December 31, 2005, the Company completed five acquisitions with combined annual sales of approximately $100 million. The aggregate purchase price paid for the five acquisitions and various holdback settlements was approximately $99 million. Costs in excess of net assets acquired (“goodwill”) related to the acquisitions totaled approximately $31 million. The largest of these acquisitions was the June 1, 2005 purchase of the Industrial Products Division of LaRoche Industries (“LaRoche”). LaRoche is a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that has been added to the All Other Operations business segment. The Company believes the bulk ammonia customers served by LaRoche represent a cross selling opportunity for the Company’s complimentary product lines. Also on June 1, 2005, the Company completed the acquisition of Kanox, Inc. (“Kanox”), a Kansas-based distributor of packaged gases and related hardgoods products with annual sales of approximately $23 million. Kanox represents an opportunity to improve geographic coverage in the mid-Western region of the U.S. The Kanox business has been added to the Distribution business segment.
(b) BOC Contingent Consideration
     In November 2005, the Company paid The BOC Group, Inc. (“BOC”) $20 million in contingent consideration related to the July 2004 purchase of BOC’s U.S. packaged gas business. The contingent consideration was determined based on the Company achieving certain financial targets that were set forth in the asset purchase agreement as well as other factors associated with the transaction.
(c) Divestiture
     On December 1, 2005, the Company completed the previously announced sale of its subsidiary, Rutland Tool & Supply Co (Rutland Tool). Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. Proceeds of the sale were approximately $15 millions, with subsequent consideration of up to $5.6 million for trade receivables to be paid as they are collected. As a result of the divestiture, the Company reflected the operating results of Rutland Tool as “discontinued operations” and recognized a loss of approximately $3.1 million, $1.9 million after-tax, or $0.02 per diluted share, on the sale. The loss principally relates to the write-off of leasehold improvements and lease termination costs for long-term lease commitments that are not being assumed by the purchaser. No portion of consolidated interest expense was allocated to the discontinued operations. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
     The net sales and earnings (loss) before income taxes of Rutland Tool (including the loss on sale) for the three and nine month periods ended December 31, 2005 and 2004, which were segregated and reported as discontinued operations, are outlined below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Amounts in thousands)	2005	2004	2005	2004
Net sales	$7,990	$10,451	$32,783	$31,924
Earnings (loss) before income taxes	(3,150)	75	(2,391)	341

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS & DIVESTITURE — (Continued)
     At December 31, and March 31, 2005, the Company’s consolidated financial statements include the assets and liabilities of Rutland Tool as outlined below. The net assets and liabilities of Rutland Tool were not presented as discontinued operations on the balance sheet because the amounts were not significant.

Rutland Tool
(In thousands)	December 31, 2005	March 31, 2005
Trade receivables, net	$5,538	$6,146
Inventories, net	—	15,098
Plant and equipment, net	—	1,968

Total assets	$5,538	$23,212

Accounts payable and accrued expenses (substantially all liabilities were not assumed by the purchaser)	$4,369	$4,711
(4) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants. The calculation of diluted earnings per share also assumes the conversion of National Welders’ preferred stock to Airgas common stock.
     The table below presents the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Basic Earnings per Share Computation
Numerator
Income from continuing operations	$32,702	$22,929	$91,517	$67,662
Income (loss) from discontinued operations	(1,877)	44	(1,424)	204

Net earnings	$30,825	$22,973	$90,093	$67,866

Denominator
Basic shares outstanding	77,037	75,150	76,646	74,673

Basic earnings per share from continuing operations	$0.42	$0.31	$1.19	$0.91
Basic earnings (loss) per share from discontinued operations	(0.02)	—	(0.01)	$—

Basic net earnings per share	$0.40	$0.31	$1.18	$0.91

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) EARNINGS PER SHARE — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2005	2004 (4)	2005	2004 (4)
Diluted Earnings per Share Computation
Numerator
Income from continuing operations	$32,702	$22,929	$91,517	$67,662
Plus: Preferred stock dividends (1) (2)	711	—	2,134	—
Plus: Income taxes on earnings of National Welders (3)	184	—	509	—

Income from continuing operations assuming preferred stock conversion	$33,597	$22,929	$94,160	$67,662
Income (loss) from discontinued operations	(1,877)	44	(1,424)	204

Net earnings assuming preferred stock conversion	$31,720	$22,973	$92,736	$67,866

Denominator
Basic shares outstanding	77,037	75,150	76,646	74,673
Incremental shares from assumed conversions:
Stock options and warrants	2,211	2,211	2,022	2,057
Preferred stock of National Welders (1)	2,327	—	2,327	—

Diluted shares outstanding	81,575	77,361	80,995	76,730

Diluted earnings per share from continuing operations	$0.41	$0.30	$1.16	$0.88
Diluted earnings (loss) per share from discontinued operations	(0.02)	—	(0.02)	—

Diluted net earnings per share	$0.39	$0.30	$1.14	$0.88

(1)	Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 2005 and June 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent.

(2)	If the preferred stockholders of National Welders convert their preferred stock to Airgas common stock, the 5% preferred stock dividend, recognized as “Minority interest in earnings of consolidated affiliate,” would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas.

(3)	The earnings of National Welders for tax purposes are treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the assumed conversion of National Welders preferred stock to Airgas common stock, National Welders would become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level.

(4)	The assumed conversion of National Welders preferred stock to Airgas common stock is not presented because it was anti-dilutive.
     Outstanding stock options with an exercise price above market are excluded from the Company’s diluted computation as their effect would be anti-dilutive. For the three months ended December 31, 2005, there were approximately 3 thousand outstanding stock options with an exercise price above the average market price. For the three months ended December 31, 2004, there were no options with an exercise price above the average market price. For the nine months ended December 31, 2005 and December 31, 2004, there were 60 thousand and 2 thousand outstanding stock options with an exercise price above the average market price, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement will expire in February 2008, but may be renewed subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2005, the Company sold, net of its retained interest, $1,748 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,714 million in collections on those receivables. The amount of outstanding receivables under the agreement was $224 million at December 31, 2005 and $190 million at March 31, 2005.
     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $70 million and $57 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at December 31, 2005 and March 31, 2005, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.
(6) INVENTORIES, NET
     Inventories, net, consist of:

	December 31,	March 31,
(In thousands)	2005	2005
Hardgoods	$205,186	$200,069
Gases	25,732	21,540

	$230,918	$221,609

     Net inventories determined by the LIFO inventory method totaled $34 million and $32 million at December 31, 2005 and March 31, 2005, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been approximately $6 million and $5 million higher at December 31, 2005 and March 31, 2005, respectively. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	December 31,	March 31,
(In thousands)	2005	2005
Accrued payroll and employee benefits	$51,639	$51,159
Business insurance reserves	22,538	19,809
Health insurance reserves	10,975	11,115
Accrued interest expense	14,369	15,532
Taxes other than income taxes	11,474	9,211
Cash overdraft	51,838	23,970
Deferred consideration for acquisitions (See Note 3)	—	25,000
Other accrued expenses and current liabilities	39,902	27,336

	$202,735	$183,132

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At December 31, 2005, the Company had two fixed interest rate swap agreements with a notional amount of $50 million that effectively convert a corresponding amount of variable interest rate debt associated with the Company’s credit facilities to fixed rate debt. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 4.15% and receive variable interest payments from its counterparties based on one-month LIBOR, which was 4.36% at December 31, 2005. The remaining terms of each of these swap agreements is 3.4 years. During the nine months ended December 31, 2005, the Company and National Welders recorded a net increase in the fair value of the fixed interest rate swap agreements and a corresponding increase to “Accumulated Other Comprehensive Income” of approximately $1 million.
     In June 2005, in conjunction with the repayment of a term loan (see Note 10), National Welders terminated its fixed interest rate swap agreement with a notional amount of $21 million. The cost to terminate the interest rate swap of $700 thousand was reimbursed to National Welders by its preferred stockholders.
     Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 53% fixed to 47% variable at December 31, 2005.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of goodwill and other intangible assets of recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the net carrying amount of goodwill for the nine months ended December 31, 2005 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2005	$380,468	$130,728	$511,196
Acquisitions	9,604	20,952	30,556
Other adjustments	700	45	745

Balance at December 31, 2005	$390,772	$151,725	$542,497

     Other intangible assets amounted to $18.8 million and $16.5 million (net of accumulated amortization of $42.6 million and $38.7 million) at December 31, 2005 and March 31, 2005, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Intangible assets also include a trade name with an indefinite useful life valued at $1 million acquired in the BOC acquisition. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2006 — $1.3 million; 2007 — $4.2 million; 2008 — $3.4 million; 2009 — $2.3 million; 2010 — $1.7 million, and $4.9 million thereafter.
     SFAS 142, Goodwill and Other Intangible Assets, requires the Company to perform an assessment at least annually of the carrying value of goodwill associated with each of its reporting units. The Company has elected to perform its annual assessment as of October 31 of each year. As of October 31, 2005, the Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the carrying value of each of the respective reporting units. This annual assessment of goodwill indicated that the Company’s carrying value of goodwill was not impaired.
(10) MINORITY INTEREST NOTE PREPAYMENT
     On June 6, 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. The preferred stockholders note payable to National Welders had been reflected as a reduction of “Minority interest in affiliate” on the Consolidated Balance Sheet. Consequently, the prepayment of the preferred stockholders’ note resulted in a $21 million increase to the Company’s “Minority interest in affiliate.” Additionally, Term Loan B was subject to an interest rate swap agreement, which was terminated in conjunction with the debt repayment. The fee of $700 thousand to unwind the interest rate swap agreement was reimbursed to National Welders by the preferred stockholders.
     In addition, the Company and National Welders agreed to modify the dates between which the preferred stockholders have the option to redeem their preferred stock for cash or Airgas common stock to commence on June 6, 2005 and expire on June 30, 2009. Prior to the modification, pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, the option period was to commence on July 1, 2006 and expire on September 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $0.01 Par Value	Stock	Trust
Balance—March 31, 2005	77,467	1,356	338
Common stock issuance (a)	608	—	—
Reissuance of common stock for stock option exercises (b)	—	(433)	(338)
Treasury shares repurchased (c)	—	174	—

Balance—December 31, 2005	78,075	1,097	—

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Income	Stock	Trust	Income
Balance—March 31, 2005	$775	$257,042	$560,056	$2,609	$(3,765)	$(2,545)
Net earnings	—	—	90,093	—	—	—	$90,093
Common stock issuance (a)	6	11,224	—	—	—	—	—
Dividends paid on common stock ($0.18 per share)	—	—	(13,820)	—	—	—	—
Foreign currency translation adjustments	—	—	—	1,227	—	—	1,227
Net change in fair value of interest rate swap agreements	—	—	—	351	—	—	351
Net change in fair value of National Welders’ interest rate swap agreement	—	—	—	822	—	—	822
Common stock issued in connection with stock option exercises (b)	—	4,622	—	—	3,401	2,545	—
Treasury shares repurchased (c)	—	—	—	—	(5,567)
Tax benefit from stock option exercises	—	5,066	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(441)	—	—	(441)

Balance—December 31, 2005	$781	$277,954	$636,329	$4,568	$(5,931)	$—	$92,052

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and employee stock options exercises.

(b)	Reissuance of common stock from Treasury Stock and the Employee Benefits Trust for employee stock option exercises.

(c)	In November 2005, the Company announced that its Board of Directors approved a stock repurchase plan. The stock repurchase plan authorizes the Company to repurchase up to $150 million of its common stock over a three-year period.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCK-BASED COMPENSATION
     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for the three and nine months ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net earnings, as reported	$30,825	$22,973	$90,093	$67,866
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,656)	(1,609)	(6,086)	(5,736)

Pro forma net earnings	$29,169	$21,364	$84,007	$62,130

Net earnings per share:
Basic — as reported	$0.40	$0.31	$1.18	$0.91
Basic — pro forma	$0.38	$0.28	$1.10	$0.83

Diluted — as reported	$0.39	$0.30	$1.14	$0.88
Diluted — pro forma	$0.37	$0.28	$1.07	$0.81
(13) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Losses from Hurricanes Katrina and Rita
     In August 2005, Hurricanes Katrina and Rita hit the Gulf Coast area resulting in significant and wide-spread damage. Of the Company’s 29 locations along the gulf coast, two small branches were destroyed and about half of the remaining branches sustained varying degrees of damage or business interruption. As a result of these hurricanes, the Company recorded a $2.5 million loss in Selling, Distribution and Administrative expenses through December 31, 2005. The loss reflects the Company’s insurance deductible for insured property losses, as well as estimated losses for uninsured property at customer locations and an additional provision for credit losses primarily related to smaller customers in the hardest hit areas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) SUMMARY BY BUSINESS SEGMENT
     As disclosed in Note (3) Acquisitions and Divestitures, the Company sold its subsidiary Rutland Tool, which was previously reported in the Distribution segment. The operating results of Rutland Tool have been reclassified in the Consolidated Statement of Earnings as discontinued operations for the three and nine months ended December 31, 2005 and 2004, respectively. Information related to the Company’s continuing operations by business segment for the three and nine months ended December 31, 2005 and 2004 is as follows:

		Three Months Ended				Three Months Ended
		December 31, 2005				December 31, 2004
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Consolidated	Distribution	Operations	Elim.	Consolidated
Gas and rent	$311,620	$105,132	$(13,367)	$403,385	$276,485	$78,402	$(13,436)	$341,451
Hardgoods	280,809	19,731	(1,518)	299,022	243,370	17,225	(958)	259,637

Total net sales	592,429	124,863	(14,885)	702,407	519,855	95,627	(14,394)	601,088

Cost of products sold, excl. deprec. expense	300,545	59,683	(14,885)	345,343	260,849	43,078	(14,394)	289,533
Selling, distribution and administrative expenses	213,855	41,660		255,515	196,435	35,967		232,402
Depreciation expense	24,010	7,210		31,220	21,172	5,757		26,929
Amortization expense	950	390		1,340	1,068	124		1,192

Operating income	53,069	15,920		68,989	40,331	10,701		51,032

		Nine Months Ended				Nine Months Ended
		December 31, 2005				December 31, 2004
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Consolidated	Distribution	Operations	Elim.	Consolidated
Gas and rent	$911,914	$311,333	$(39,964)	$1,183,283	$764,123	$239,573	$(35,910)	$967,786
Hardgoods	846,731	57,106	(4,406)	899,431	708,988	49,390	(2,748)	755,630

Total net sales	1,758,645	368,439	(44,370)	2,082,714	1,473,111	288,963	(38,658)	1,723,416

Cost of products sold, excl. deprec. expense	894,674	177,759	(44,370)	1,028,063	744,549	129,546	(38,658)	835,437
Selling, distribution and administrative expenses	642,473	122,700		765,173	552,312	105,048		657,360
Depreciation expense	70,338	20,177		90,515	58,738	17,733		76,471
Amortization expense	3,261	686		3,947	3,748	397		4,145

Operating income	147,899	47,117		195,016	113,764	36,239		150,003

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest expense and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2005	2004
Interest and discount on securitization	$43,321	$41,639
Income taxes (net of refunds)	13,161	23,392
     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders, are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, acquisitions, and to satisfy financial obligations, which are non-recourse to the Company. The following reflects the sources and uses of cash associated with National Welders for each period presented:

	Nine Months Ended
	December 31,
(In thousands)	2005	2004
Net cash provided by operating activities	$15,734	$13,370
Net cash used in investing activities	(15,748)	(25,279)
Net cash provided by (used in) financing activities	(11)	11,984

Change in cash	(25)	75

Management fee paid to the Company, which is eliminated in consolidation	$912	$802
(16) SUBSEQUENT EVENT
Dividend declaration
     On January 31, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable March 31, 2006 to stockholders of record as of March 15, 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(17)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s consolidated affiliate, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2005 and March 31, 2005 and for the nine month periods ended December 31, 2005 and 2004. As disclosed in Note (1) Basis of Presentation and Note (3) Acquisitions and Divestiture, the Company sold its subsidiary Rutland Tool in December 2005. Accordingly, the operating results of Rutland Tool, which was a guarantor of the Company’s senior subordinated notes, have been reclassified in the Consolidating Statements of Earnings as discontinued operations for the nine month periods ended December 31, 2005 and 2004, respectively. Certain other reclassifications of prior period amounts, including the gross presentation of cash in depository accounts and cash overdrafts on disbursement accounts and certain intercompany charges, have also been made to conform to the current year presentation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
December 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$29,599	$12,403	$—	$42,002
Trade receivables, net	—	12,223	128,113	—	140,336
Intercompany receivable/(payable)	—	(7,919)	7,919	—	—
Inventories, net	—	215,614	15,304	—	230,918
Deferred income tax asset, net	27,015	1,044	2,200	—	30,259
Prepaid expenses and other current assets	8,912	22,990	4,253	—	36,155

Total current assets	35,927	273,551	170,192	—	479,670
Plant and equipment, net	19,171	1,156,113	174,105	—	1,349,389
Goodwill	—	475,508	66,989	—	542,497
Other intangible assets, net	—	17,855	927	—	18,782
Investments in subsidiaries	1,918,036	—	—	(1,918,036)	—
Intercompany receivable/(payable)	(255,923)	173,178	82,745	—	—
Other non-current assets	14,266	5,933	2,911	—	23,110

Total assets	$1,731,477	$2,102,138	$497,869	$(1,918,036)	$2,413,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$2,708	$97,052	$13,077	$—	$112,837
Accrued expenses and other current liabilities	109,903	70,264	22,568	—	202,735
Current portion of long-term debt	101,121	4,101	6,149	—	111,371

Total current liabilities	213,732	171,417	41,794	—	426,943

Long-term debt, excluding current portion	605,121	2,586	63,122	—	670,829
Deferred income tax (asset) liability, net	(5,571)	284,884	43,196	—	322,509
Other non-current liabilities	8,179	12,663	1,433	—	22,275
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	781	—	—	—	781
Capital in excess of par value	277,954	923,673	71,955	(995,628)	277,954
Retained earnings	636,329	706,250	216,158	(922,408)	636,329
Accumulated other comprehensive income	513	665	3,390	—	4,568

Treasury stock	(5,561)	—	(370)	—	(5,931)

Total stockholders’ equity	910,016	1,630,588	291,133	(1,918,036)	913,701

Total liabilities and stockholders’ equity	$1,731,477	$2,102,138	$497,869	$(1,918,036)	$2,413,448

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$29,340	$3,300	$—	$32,640
Trade receivables, net	—	6,076	142,758	—	148,834
Intercompany receivable/(payable)	—	(8,589)	8,589	—	—
Inventories, net	—	207,810	13,799	—	221,609
Deferred income tax asset, net	22,208	1,870	2,185	—	26,263
Prepaid expenses and other current assets	3,165	23,088	10,658	—	36,911

Total current assets	25,373	259,595	181,289	—	466,257
Plant and equipment, net	23,245	1,081,001	165,096	—	1,269,342
Goodwill	—	444,605	66,591	—	511,196
Other intangible assets, net	—	15,525	982	—	16,507
Investments in subsidiaries	1,783,949	—	—	(1,783,949)	—
Intercompany receivable/(payable)	(254,733)	233,817	20,916	—	—
Other non-current assets	17,773	7,606	3,182	—	28,561

Total assets	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,783	$123,709	$13,716	$—	$143,208
Accrued expenses and other current liabilities	68,155	98,563	16,414	—	183,132
Current portion of long-term debt	—	765	6,183	—	6,948

Total current liabilities	73,938	223,037	36,313	—	333,288

Long-term debt, excluding current Portion	711,805	6,002	83,828	—	801,635
Deferred income tax (asset) liability, net	(12,288)	252,307	42,167	—	282,186
Other non-current liabilities	9,934	11,941	2,516	—	24,391
Minority interest in affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	775	—	—	—	775
Capital in excess of par value	257,042	939,025	71,956	(1,010,981)	257,042
Retained earnings	560,056	609,426	163,542	(772,968)	560,056
Accumulated other comprehensive income	285	411	1,913	—	2,609
Treasury stock	(3,395)	—	(370)	—	(3,765)
Employee benefits trust	(2,545)	—	—	—	(2,545)

Total stockholders’ equity	812,218	1,548,862	237,041	(1,783,949)	814,172

Total liabilities and stockholders’ equity	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,919,329	$163,385	$—	$2,082,714

Costs and expenses
Costs of products sold (excluding depreciation)	—	957,675	70,388	—	1,028,063
Selling, distribution and administrative expenses	17,542	676,813	70,818	—	765,173
Depreciation	5,623	72,883	12,009	—	90,515
Amortization	—	3,786	161	—	3,947

Operating income (loss)	(23,165)	208,172	10,009	—	195,016

Interest (expense) income, net	(54,317)	16,785	(2,999)	—	(40,531)
(Discount) gain on securitization of trade receivables	—	(55,278)	48,613	—	(6,665)
Other income (expense), net	15,029	(14,202)	787	—	1,614

Earnings (losses) before income taxes and minority interest	(62,453)	155,477	56,410	—	149,434
Income tax benefit (expense)	21,859	(57,230)	(20,601)	—	(55,972)
Minority interest in earnings of consolidated affiliate	—	—	(1,945)	—	(1,945)
Equity in earnings of subsidiaries	130,687	—	—	(130,687)	—

Discontinued operations	—	(1,424)	—	—	(1,424)

Net earnings	$90,093	$96,823	$33,864	$(130,687)	$90,093

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,580,697	$142,719	$—	$1,723,416

Costs and expenses
Costs of products sold (excluding depreciation)	—	775,396	60,041	—	835,437
Selling, distribution and administrative expenses	22,868	571,341	63,151	—	657,360
Depreciation	5,501	60,865	10,105	—	76,471
Amortization	83	3,987	75	—	4,145

Operating income (loss)	(28,452)	169,108	9,347	—	150,003

Interest (expense) income, net	(49,414)	14,256	(2,802)	—	(37,960)
(Discount) gain on securitization of trade receivables	—	(67,436)	64,220	—	(3,216)
Other income (expense), net	22,192	(22,036)	546	—	702

Earnings (losses) before income taxes and minority interest	(55,674)	93,892	71,311	—	109,529
Income tax benefit (expense)	19,486	(34,823)	(25,174)	—	(40,511)
Minority interest in earnings of consolidated affiliate	—	—	(1,356)	—	(1,356)
Equity in earnings of subsidiaries	104,054	—	—	(104,054)	—
Discontinued operations	—	204	—	—	204

Net earnings	$67,866	$59,273	$44,781	$(104,054)	$67,866

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(27,088)	$179,467	$74,530	$—	$226,909

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,073)	(132,241)	(19,436)	—	(153,750)
Proceeds from sales of plant and equipment	25	3,805	532	—	4,362
Proceeds from divestiture	—	14,562	—	—	14,562
Business acquisitions and holdback settlements	—	(98,928)	(344)	—	(99,272)
Other, net	413	4	(102)	—	315

Net cash used in investing activities	(1,635)	(212,798)	(19,350)	—	(233,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	331,752	2,363	48,615	—	382,730
Repayment of debt	(335,854)	(2,662)	(69,136)	—	(407,652)
Purchase Treasury Stock	(5,567)	—	—	—	(5,567)
Minority interest	—	—	(1,945)	—	(1,945)
Minority stockholder note prepayment	—	—	21,000	—	21,000
Exercise of stock options	13,622	—	—	—	13,622
Dividends paid to stockholders	(13,820)	—	—	—	(13,820)
Cash overdraft	29,015	—	(1,147)	—	27,868
Intercompany	9,575	33,889	(43,464)	—	—

Net cash provided by (used in) financing activities	28,723	33,590	(46,077)	—	16,236

CHANGE IN CASH	$—	$259	$9,103	$—	$9,362
Cash — Beginning of period	—	29,340	3,300	—	32,640

Cash — End of period	$—	$29,599	$12,403	$—	$42,002

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(43,238)	$121,182	$38,118	$—	$116,062

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,642)	(96,057)	(12,186)	—	(110,885)
Proceeds from sales of plant and equipment	50	2,733	1,020	—	3,803
Proceeds from divestiture	—	828	—	—	828
Business acquisitions and holdback settlements	—	(183,865)	(16,834)	—	(200,699)
Other, net	—	(115)	142	—	27

Net cash used in investing activities	(2,592)	(276,476)	(27,858)	—	(306,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	472,418	2,069	57,380	—	531,867
Repayment of debt	(327,569)	(1,023)	(41,257)	—	(369,849)
Minority interest	—	—	(1,356)	—	(1,356)
Exercise of stock options	14,924	—	—	—	14,924
Dividends paid to stockholders	(10,195)	—	—	—	(10,195)
Cash overdraft	25,549	(3,928)	885	—	22,506
Intercompany	(129,297)	154,248	(24,951)	—	—

Net cash provided by (used in) financing activities	45,830	151,366	(9,299)	—	187,897

CHANGE IN CASH	$—	$(3,928)	$961	$—	$(2,967)
Cash — Beginning of period	—	23,569	1,493	—	25,062

Cash — End of period	$—	$19,641	$2,454	$—	$22,095

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the quarter ended December 31, 2005 (“current quarter”) of $702 million compared to $601 million for the quarter ended December 31, 2004 (“prior year quarter”). Net sales increased by 17% driven by strong same-store sales growth and the impact of acquisitions. Same-store sales growth contributed 12% to the increase in total sales. Same-store sales growth was driven equally by pricing initiatives and higher sales volumes. Price increases were initiated in response to rising product, operating and distribution costs as well as other factors. Higher sales volumes resulted from the continued strength of the industrial economy and the associated customer demand for the Company’s products. Same-store sales growth of hardgoods and gas and rent was 12%, with a majority of the Company’s business units reporting double-digit growth. Sales growth in the Gulf Coast and Southwestern portions of the U.S. was particularly strong reflecting post-hurricane demand for equipment, safety products and welding machines. Sales growth was also driven by sales of strategic products. Strategic products were identified by the Company as those expected to grow at a faster rate than the overall economy and include safety products, medical, specialty, and bulk gases, as well as carbon dioxide products, such as dry ice. Accordingly, the Company has initiatives focused on promoting these products. Acquisitions continue to be an important component of the Company’s growth contributing 5% to the overall increase in net sales. The operating income margin expanded 130 basis points in the current quarter to 9.8% compared to 8.5% in the prior year quarter reflecting improving cost leverage. Solid sales growth and operating expense discipline resulted in a 37% increase in earnings per diluted share from continuing operations in the current quarter versus the prior year quarter.
     On December 1, 2005, the Company divested its subsidiary, Rutland Tool & Supply Co., Inc. (“Rutland Tool”). Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. Proceeds of the sale were approximately $15 million at closing, with subsequent consideration of up to $5.6 million for trade receivables to be paid as they are collected. As a result of the divestiture, the Company reflected the operating results of Rutland Tool as “discontinued operations” and recognized an after-tax loss on the sale of $1.9 million, or $0.02 per diluted share, in the current quarter. All periods included in this quarterly report on Form 10-Q have been restated to present Rutland Tool as discontinued operations. Rutland Tool generated annual sales of approximately $50 million and an insignificant amount of operating income. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
     Net earnings for the quarter ended December 31, 2005 were $31 million, or $0.39 per diluted share, compared to $23 million, or $0.30 per diluted share, in the prior year quarter.
     Through the nine months ended December 31, 2005, the Company completed five acquisitions with combined annual sales of approximately $100 million. The aggregate purchase price paid for the five acquisitions and various holdback settlements was approximately $99 million. The largest of these acquisitions included the June 1, 2005 purchases of the Industrial Products Division of LaRoche Industries (“LaRoche”) and Kanox, Inc. (“Kanox”). LaRoche is a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that has been added to the All Other Operations business segment. Kanox is a Kansas-based distributor of packaged gases and related hardgoods products with annual sales of approximately $23 million. Kanox has been added to the Distribution segment. The Company continues to look for additional acquisition opportunities to strengthen and expand its business.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In November 2005, the Company announced that its Board of Directors approved a stock repurchase plan. The stock repurchase plan authorizes the Company to repurchase up to $150 million of it common stock over a three year period. During the quarter ended December 31, 2005, the Company repurchased 174 thousand shares for cash of $5.6 million.
     Looking forward, the Company expects net earnings to range from $0.41 to $0.43 per diluted share in its fiscal fourth quarter ending March 31, 2006. Based on the Company’s strong financial results through the fiscal third quarter, the Company anticipates earnings from continuing operations of $1.57 to $1.59 per diluted share for the full 2006 fiscal year. The forward-looking earnings guidance anticipates continued same-store sales growth and successful pricing actions to offset rising product and energy costs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 17% in the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004 reflecting same-store sales growth and acquisitions. Sales momentum continued in the current quarter driven by the expanding industrial economy, strategic sales initiatives and pricing actions. On a same-store basis, sales increased 12% versus the prior year quarter with price and volume contributing equally to growth. In November 2005, the Company announced that it would raise prices on its products to offset the impact of rising product and delivery costs. Since the pricing actions were implemented towards the end of the quarter, a significant portion of the pricing actions will be realized throughout the fiscal fourth quarter. The Company intends to maintain its pricing discipline and keep pace with rising costs.
     The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the All Other Operations segment to the Distribution segment.

	Three Months Ended
	December 31,
(In thousands)	2005	2004	Increase
Net Sales
Distribution	$592,429	$519,855	$72,574	14%
All Other Operations	124,863	95,627	29,236	31%
Intercompany eliminations	(14,885)	(14,394)	(491)

	$702,407	$601,088	$101,319	17%

     The Distribution segment’s principal products and services include: industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and supplies.
     Distribution segment sales increased 14% during the current quarter compared to the prior year quarter driven by same-store sales growth of $62 million (12%) and incremental sales contributed by acquisitions of $11 million. Acquisitions primarily consisted of the June 2005 acquisition of Kanox. The increase in Distribution same-store sales resulted from higher hardgoods sales of $31 million (13%) and gas and rent sales growth of $31 million (11%). Hardgoods same-store sales growth was driven by volume gains reflecting continued strength of the industrial economy. Price increases of selected hardgoods products also contributed to same-store sales growth. Radnor® private label products grew 23% on a same-store basis in the current quarter driven by higher volumes and pricing. Same-store sales of safety products grew 19% in the current quarter benefiting from the strong industrial economy as well as clean-up and recovery efforts in the Gulf Coast region. Although solid hardgoods same-store sales growth continued in the current quarter, the Company expects the same-store sales percentage growth rate of hardgoods to moderate over the next few quarters as the current economic cycle matures.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Distribution segment’s gas and rent same-store sales increased 11% reflecting price increases and to a lesser degree volume growth. The impact of pricing in the current quarter primarily relates to actions initiated last spring. Also contributing to the sales growth was a 36% increase in welding equipment rentals. The rebuilding effort in the Gulf Coast area as well as the strengthening commercial construction market contributed to the increase in demand for welding machines.
     Sales of strategic products in the Distribution segment delivered combined same-store sales growth of 14% in the current quarter. Sales growth of medical gases and related cylinder rent grew 10% in the current quarter reflecting volume gains in the hospital sector as well as continued success of the Company’s Walk-O2-Bout™ portable oxygen cylinders. Sales of gases in bulk containers and specialty gases were also strong contributors to the growth in strategic product sales in the current quarter.
     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide, specialty gases, and process chemicals, including ammonia. The segment also includes the Company’s National Welders joint venture. All Other Operations’ sales, net of intercompany eliminations, increased $29 million (35%) compared to the prior year quarter resulting from same-store sales growth and acquisitions. Same-store sales growth of 16% was driven by continued sales momentum of National Welders and pricing actions taken by Airgas Specialty Products. Airgas Specialty Products is a leading distributor of anhydrous ammonia that was formed when LaRoche was acquired in June 2005. Sales of dry ice and liquid carbon dioxide also had higher sales in the current quarter.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 15% resulting principally from higher sales volumes and acquisitions. However, the growth in the Distribution segment’s hardgoods sales continued to out-pace the growth in higher margin gas sales resulting in a shift in sales mix. The shift in sales mix in the Distribution segment and the acquisition and subsequent growth of the lower margin anhydrous ammonia product line are principally responsible for the 100 basis point decrease in gross profit margins to 50.8% in the current quarter compared to 51.8% in the prior year quarter.

	Three Months Ended
	December 31,
(In thousands)	2005	2004	Increase
Gross Profits
Distribution	$291,884	$259,006	$32,878	13%
All Other Operations	65,180	52,549	12,631	24%

	$357,064	$311,555	$45,509	15%

     The Distribution segment’s gross profits increased $33 million (13%) compared to the prior year quarter. The Distribution segment’s gross profit margin of 49.3% decreased 50 basis points from 49.8% in the prior year quarter, which is principally attributable to the shift in sales mix from higher margin gas and rent sales to hardgoods. The mix of gas and rent as a percentage of total sales was 52.6% as compared to 53.1% in the prior year quarter. The shift in sales mix between gas and rent and hardgoods resulted from the 13% same-store sales growth in hardgoods during the quarter versus 11% same-store sales growth for gas and rent. Excluding the impact of sales mix, the underlying gross profit margin of gas and rent increased modestly reflecting the Company’s success at passing on the cost increases to customers. Product, energy and certain operating expenses

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
are expected to remain high and may increase in future periods. The pricing initiatives announced by the Company in November 2005 reflect this rising cost environment.
     The All Other Operations segment’s gross profits increased $13 million (24%) primarily from the addition of the anhydrous ammonia business acquired from LaRoche and strong sales at National Welders. The anhydrous ammonia business carries a lower gross margin than National Welders and the carbon dioxide businesses that are also reported in this segment. The addition of LaRoche is the principal factor contributing to the 280 basis point decline in the gross profit margin from 55.0% in the prior year quarter to 52.2% in the current quarter.
Operating Expenses
     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. As a percentage of net sales, SD&A expense decreased 230 basis points to 36.4% compared to 38.7% in the prior year quarter reflecting improved cost leverage. SD&A expenses increased $23 million (10%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. As compared with the prior year quarter, acquisitions (principally the LaRoche and Kanox acquisitions) contributed an estimated additional $9 million to SD&A expense. The SD&A expense contributed by the current year acquisitions reflects acquisition integration costs that were $1 million lower in the current year quarter than they were in the prior year quarter. The prior year quarter reflects costs associated with integrating the prior year acquisition of the U.S. packaged gas business of The BOC Group, Inc. The balance of the increase is primarily attributable to higher labor costs and distribution-related expenses. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. The increase in distribution expenses is attributable to higher fuel costs, which are up approximately $3 million versus the prior year quarter. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to source gas products and meet customer demand.
     Depreciation expense of $31 million increased $4 million (16%) compared to the prior year quarter. Acquired businesses contributed depreciation expense of approximately $1 million. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue generating assets, including cylinders, bulk tanks and rental welders, as well as expansions of certain plants and branch stores. Amortization expense of approximately $1 million was consistent with the prior year quarter.
Operating Income
     Operating income increased 35% in the current quarter compared to the prior year quarter driven by higher sales levels. Improved cost leverage was the primary contributor to a 130 basis point increase in the operating income margin to 9.8% compared to 8.5% in the prior year quarter.

	Three Months Ended
	December 31,
(In thousands)	2005	2004	Increase
Operating Income
Distribution	$53,069	$40,331	$12,738	32%
All Other Operations	15,920	10,701	5,219	49%

	$68,989	$51,032	$17,957	35%

     Operating income in the Distribution segment increased 32% in the current quarter. The Distribution segment’s operating income margin increased 120 basis points to 9.0% compared to 7.8% in the prior year quarter. The increase in the operating income margin reflects the lower operating expenses as a percentage of net sales, described above. The operating income margin also reflects the improvement of the acquired BOC business as it was

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
rationalized and integrated into the Company’s operations.
     Operating income in the All Other Operations segment increased 49% resulting primarily from the strong business momentum of National Welders as well as the anhydrous ammonia business from LaRoche. Higher sales of dry ice and liquid carbon dioxide also contributed to the growth in operating income. The segment’s operating income margin was 12.7% in the current quarter versus 11.2% in the prior year quarter.
Interest Expense and Discount on Securitization of Trade Receivables
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $224 million at December 31, 2005, an increase of $34 million from March 31, 2005. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     Interest expense, net, and the discount on securitization of trade receivables of $16 million increased 8% compared to the prior year quarter. The increase primarily resulted from higher debt levels associated with acquisitions and capital expenditures and rising interest rates.
     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 53% fixed to 47% variable at December 31, 2005. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio at December 31, 2005, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.
Income Tax Expense
     The effective income tax rate was 37.2% of pre-tax earnings in current quarter compared to 36% in the prior year quarter.
Income from Continuing Operations
     Income from continuing operations for the quarter ended December 31, 2005 was $33 million, or $0.41 per diluted share, compared to $23 million, or $0.30 per diluted share, in the prior year quarter.
Income (loss) from Discontinued Operations
     In the quarter ended December 31, 2005, the Company recognized a loss from discontinued operations of $3.1 million, $1.9 million after tax, or $0.02 per diluted share, related to the divestiture of Rutland Tool. The loss principally related to the write-off of leasehold improvements and lease termination costs for long-term lease commitments that are not being assumed by the purchaser.
Net Earnings
     Net earnings for the quarter ended December 31, 2005 were $31 million, or $0.39 per diluted share, compared to $23 million, or $0.30 per diluted share, in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2004
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 21% in the nine months ended December 31, 2005 (“current period”) compared to the nine months ended December 31, 2004 (“prior year period”) reflecting same-store sales growth and acquisitions. Sales growth resulted from the strong industrial economy and price increases levied to offset rising product and distribution costs. On a same-store basis, sales increased 11% versus the prior year period with sales growth split fairly evenly between volume and price gains.

	Nine Months Ended
	December 31,
(In thousands)	2005	2004	Increase
Net Sales
Distribution	$1,758,645	$1,473,111	$285,534	19%
All Other Operations	368,439	288,963	79,476	28%
Intercompany eliminations	(44,370)	(38,658)	(5,712)

	$2,082,714	$1,723,416	$359,298	21%

     Distribution segment sales increased 19% during the current period compared to the prior year period driven by same-store sales growth of $181 million (12%) and sales contributed by acquisitions of $105 million. Incremental sales from acquisitions primarily consisted of the impact of the July 2004 BOC acquisition and the June 2005 Kanox acquisition. The increase in Distribution same-store sales resulted from higher hardgoods sales of $96 million (13%) and gas and rent sales growth of $85 million (10%). In the current period, strong volume gains in sales of safety and Radnor private label products helped drive the growth in hardgoods same-store sales. Same-store sales of safety products grew 17% in the current period benefiting from the strong industrial economy and reconstruction efforts along the Gulf Coast, as well as the Company’s multi-channel sales approach and focus on account penetration. Radnor products grew 29% reflecting the rollout of new products and expansion of the Company’s branch-store core stocking program to acquired locations. Same-store sales of hardgoods also benefited from pricing actions taken during the current period to offset rising product costs.
     The Distribution segment’s same-store sales growth for gas and rent of 10% was driven by price increases and volume growth. Broad pricing actions were initiated in March 2005 in response to rising product and delivery costs and other operating expenses. Additional pricing actions were announced in late November 2005; however, most of the impact of those price increases will be reflected in the fourth quarter. Sales growth was achieved across nearly all major product lines, including the largest product line, industrial gases (e.g., nitrogen, oxygen, argon, acetylene, etc.). Sales of strategic products also helped drive the growth in gas and rent same-store sales. During the current period, strategic products delivered solid growth, particularly related to sales of bulk, medical, and specialty gases. Sales of medical, specialty and bulk gases generated combined same-store sales growth of 11%. Same-store sales growth was also helped by a 25% increase in welding equipment rentals.
     All Other Operations’ sales, net of intercompany eliminations, increased $74 million compared to the prior year period. The acquisition of the anhydrous ammonia business from LaRoche and the subsequent formation of Airgas Specialty Products in June 2005 contributed sales of $48 million in the current period. Same-store sales growth was primarily attributable to National Welders and pricing actions taken by Airgas Specialty Products. Sales of liquid carbon dioxide and dry ice also increased modestly reflecting competitive market pressures.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 19% resulting from higher sales volumes, acquisitions and price increases. The gross profit margin decreased 90 basis points to 50.6% in the current period compared to 51.5% in the prior year period. The decrease in the gross profit margin reflects the acquisition and subsequent growth of the lower margin anhydrous ammonia product line and a shift in sales product mix.

	Nine Months Ended
	December 31,
(In thousands)	2005	2004	Increase
Gross Profits
Distribution	$863,971	$728,562	$135,409	19%
All Other Operations	190,680	159,417	31,263	20%

	$1,054,651	$887,979	$166,672	19%

     The Distribution segment’s gross profits increased $135 million (19%) compared to the prior year period. Distribution’s gross profit margin of 49.1% decreased 40 basis points from 49.5% in the prior year period. The lower gross profit margin reflects a shift in gas sales mix. Pricing actions taken by the Company in the current period helped to mitigate the impact of rising product costs.
     The All Other Operations segment’s gross profits increased $31 million primarily from strong sales at National Welders and the addition of the anhydrous ammonia business in the current period. Although the gross profit dollars for the segment increased, the gross profit margin declined by 340 basis points to 51.8% from 55.2% in the prior year period. The gross profit margin decline reflects the acquisition of the anhydrous ammonia product line, which carries a lower margin than other products in this segment, and competitive pressures in the market for dry ice.
Operating Expenses
     As a percentage of net sales, SD&A expenses decreased 140 basis points to 36.7% compared to 38.1% in the prior year period resulting from improved cost leverage. SD&A expenses increased $108 million (16%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. As compared with the prior year period, acquisitions (principally the LaRoche and Kanox acquisitions) contributed an estimated additional $53 million to SD&A expense. The SD&A expenses contributed by the current year acquisitions reflect acquisition integration costs that were $3 million lower in the current year period than they were in the prior year period. The prior year period reflects costs associated with integrating the BOC acquisition. The balance of the increase in SD&A expenses is primarily attributable to higher labor costs, distribution-related expenses and selling expenses. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. The increase in distribution expenses is attributable to higher fuel costs and vehicle repair and maintenance expenses. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to support the higher sales volumes. Selling expenses also reflect higher sales levels and an additional provision for uncollectible trade receivables associated with customers affected by hurricanes Katrina and Rita.
     Depreciation expense of $90 million increased $14 million (18%) compared to $76 million in the prior year period. Acquisitions contributed depreciation expense of approximately $7 million. The remainder of the

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase primarily reflects the current and prior year’s capital expenditures to support growth, including purchases of cylinders, bulk tanks and rental welders. Amortization expense of $4 million in the current period was consistent with the prior year period.
Operating Income
     Operating income increased 30% in the current period compared to the prior year period driven by higher sales levels. Cost leverage and the improved operations of the BOC business acquired in the prior year contributed to a 70 basis point increase in the operating income margin to 9.4% compared to 8.7% in the prior year period.

	Nine Months Ended
	December 31,
(In thousands)	2005	2004	Increase
Operating Income
Distribution	$147,899	$113,764	$34,135	30%
All Other Operations	47,117	36,239	10,878	30%

	$195,016	$150,003	$45,013	30%

     Operating income in the Distribution segment increased 30% in the current period. The Distribution segment’s operating income margin increased 70 basis points to 8.4% compared to 7.7% in the prior year period. The increase in the operating income margin reflects the lower operating expenses as a percentage of net sales, described above. The prior year period was negatively impacted by integration costs and initial lower margins of the business acquired from BOC.
     Operating income in the All Other Operations segment increased 30% resulting primarily from the strong business momentum of National Welders as well as the acquisition of anhydrous ammonia business from LaRoche. The segment’s operating income margin increased 30 basis points to 12.8% in the current period compared to 12.5% in the prior year period. The higher operating income margin principally relates to lower operating expenses as a percentage of net sales, partially offset by the lower operating margin of the anhydrous ammonia business.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables of $47 million increased 15% compared to the prior year period. The increase primarily resulted from higher debt levels associated with acquisitions and capital expenditures and higher interest rates.
Income Tax Expense
     The effective income tax rate was 37.5% of pre-tax earnings in the current period compared to 37% in the prior year period.
Income from Continuing Operations
     Income from continuing operations for the nine months ended December 31, 2005 was $92 million, or $1.16 per diluted share, compared to $68 million, or $0.88 per diluted share, in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income (loss) from Discontinued Operations
     In the nine months ended December 31, 2005, the Company recognized a loss from discontinued operations of $2.4 million, $1.4 million after tax, or $0.02 per diluted share, related to the divestiture of Rutland Tool. The loss principally related to the write-off of leasehold improvements and lease termination costs for long-term lease commitments that are not being assumed by the purchaser.
Net Earnings
     Net earnings for the nine months ended December 31, 2005 were $90 million, or $1.14 per diluted share, compared to $68 million, or $0.88 per diluted share, in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities increased to $227 million for the nine months ended December 31, 2005 compared to $116 million in the comparable prior year period. The increase in operating cash flows primarily resulted from higher net earnings adjusted for non-cash items. Net earnings adjusted for non-cash items provided cash of $229 million versus $180 million in the prior year period. The Company also increased the level of receivables sold under its trade receivables securitization program providing cash of $34 million in the current period versus $30 million in the prior year period. Improved management of working capital resulted in a use of cash of $35 million in the current period versus $94 million in the prior year period. The use of cash for working capital in the current period principally reflects lower accounts payable related to the timing of payments to vendors and higher levels of inventory and trade receivables in support of sales growth. Cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities in the current period included $16 million of cash provided by National Welders, which was consistent with $13 million in the prior year period. Cash flows provided by operating activities were used to fund investing activities, such as capital expenditures and acquisitions.
     Net cash used in investing activities totaled $234 million during the current period and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures were $154 million in the current period (including $16 million at National Welders) and primarily relate to spending for cylinders, bulk tanks and rental welding machines. These capital expenditures reflect investments to support the Company’s sales growth initiatives. Cash of $99 million was paid in the current period for acquisitions and holdback payments primarily related to the LaRoche, Kanox and BOC acquisitions.
     Financing activities provided net cash of $16 million primarily from an increase in the cash overdraft and a note prepayment by the preferred stockholders of National Welders, partially offset by dividends paid to stockholders and debt repayment. An increase in the Company’s cash overdraft provided cash of $28 million in the current period. The cash overdraft represents outstanding checks. As described below, cash of $21 million was provided by National Welders’ minority stockholders’ note prepayment, the proceeds of which were used to repay National Welders’ Term Loan B.
     In June 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to pay-off its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. In connection with the note prepayment, National Welders terminated an interest rate swap agreement that converted the variable rate Term Loan B to a fixed interest rate. The preferred stockholders reimbursed National Welders $700 thousand for the fee to terminate the interest rate swap agreement. Also see Note 10 to the Consolidated Financial Statements.
     Effective March 31, 2005, the Company changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. The Company adopted the current presentation to be consistent with the practice among most companies and to be more transparent. The Statement of Cash Flows for the nine months ended December 31, 2004 reflects the reclassification to conform to the current presentation.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dividends
     At the end of each quarter during the nine months ended December 31, 2005, the Company paid its stockholders regular quarterly cash dividends of $0.06 per share. On January 31, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which is payable on March 31, 2006 to stockholders of record as of March 15, 2006. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Stock Repurchase Plan
     In November 2005, the Company announced that its Board of Directors approved a stock repurchase plan. The stock repurchase plan authorizes the Company to repurchase up to $150 million of it common stock over a three year period. During the quarter ended December 31, 2005, the Company repurchased 174 thousand shares for cash of $5.6 million.
Financial Instruments
Senior Credit Agreement
     The Company has unsecured senior credit facilities with a syndicate of lenders under a credit agreement (the “Credit Agreement”) that provides revolving credit lines of $308 million and Canadian $50 million and a term loan. The Credit Agreement has a maturity date of January 14, 2010. As of December 31, 2005, the Company had revolving credit borrowings of approximately $144 million, Canadian $25 million (U.S. $21 million), and term loan borrowings of $85 million. As of December 31, 2005, the Company also had commitments under letters of credit of $39 million, of which $5 million was supported by the Credit Agreement and $34 million was supported by an arrangement with another financial institution. The U.S. dollar borrowings bear interest of LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of December 31, 2005, the effective interest rate on the U.S. dollar revolving credit lines, the Canadian dollar credit lines and the U.S. dollar term loan were 5.25%, 4.30% and 5.48%, respectively.
     Under the Credit Agreement, the Company’s domestic subsidiaries guarantee the U.S. borrowings and Canadian borrowings, and the Company’s foreign subsidiaries also guarantee the Canadian borrowings. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and maintains such rating for two consecutive quarters.
Medium-Term Notes
     At December 31, 2005, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes have been presented in the current portion of long-term debt at December 31, 2005. It is the Company’s intention to refinance the notes upon maturity with borrowings under its senior credit agreement. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senior Subordinated Notes
     At December 31, 2005, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.
     In addition to the 2004 Notes, at December 31, 2005, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount.
     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At December 31, 2005, acquisition and other notes totaled approximately $7 million with interest rates ranging from 5% to 8.5%.
Total Borrowing Capacity
     Some of the Company’s financial instruments (principally the Credit Agreement and the Senior Subordinated Notes) contain covenants requiring the Company to maintain certain leverage and coverage ratios. These covenants serve to limit the total amount of debt that the Company may incur. As of December 31, 2005, the Company was able to incur $420 million of additional debt: $180 million available under the Credit Agreement and $240 million that the Company would need to arrange. Should the Company’s financing requirements exceed amounts available under the Credit Agreement, the Company believes that it could obtain these funds on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.
     The Company continues to look for acquisition candidates. The Company’s financial instruments require that covenant calculations include the pro forma results of acquired businesses. Therefore, borrowing capacity is not reduced dollar-for-dollar with acquisition financing.
Financial Instruments of the National Welders Joint Venture
     Pursuant to the requirements of FASB’s Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), the Company’s Consolidated Balance Sheets at December 31, 2005 and March 31, 2005 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The National Welders Credit Agreement (the “NWS Credit Agreement)” provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B was repaid in its entirety in June 2005 with the proceeds from the minority stockholders’ prepayment of its notes due to National Welders (See Note 10 to the Consolidated Financial Statements). Term Loan C matures in September 2006 and the revolving credit agreement matures in August 2008. The variable interest rate on Term Loan A and the revolving credit line ranges from LIBOR plus 70 to 145 basis points based on National Welders’ leverage ratio. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.
     At December 31, 2005, National Welders had borrowings under its revolving credit line of $29 million, under Term Loan A of $16 million and under Term Loan C of $2 million. At December 31, 2005, the effective interest rate for Term Loan A and the revolving credit line was 5.34%. Term Loan C bears a fixed interest rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under the NWS Credit Agreement of approximately $15 million at December 31, 2005.
     As of December 31, 2005, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $29 million, non-current assets, principally equipment, totaling $90 million, and Airgas common stock with a market value of $30 million classified as treasury stock and carried at cost of $370 thousand.
Trade Receivables Securitization
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement expires in February 2008, but may be renewed subject to provisions contained in the agreement. During the nine months ended December 31, 2005, the Company sold, net of its retained interest, $1,748 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,714 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $224 million at December 31, 2005 and $190 million at March 31, 2005.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At December 31, 2005, the Company was party to two interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $50 million in notional principal amount. These swap agreements require the Company to make fixed interest payments based on an average effective rate of 4.15% and receive variable interest payments from its counterparties based on one-month LIBOR, which was 4.36% at December 31, 2005. The remaining terms of each of these swap agreements is 3.4 years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 53% fixed to 47% variable at December 31, 2005. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at December 31, 2005, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     There were no material changes in the Company’s contractual obligations and off-balance sheet arrangements as of December 31, 2005 compared to those contained in the Form 10-K for the fiscal year ended March 31, 2005.
     See Item 3 of this report for the Company’s estimated future obligations related to its debt, the debt of National Welders, the off-balance sheet trade receivables securitization, interest on the debt, and estimated future obligations under the Company’s interest rate swap agreements as of December 31, 2005. The Company’s cash outlays for interest approximate interest expense.
OTHER
New Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, as an amendment to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires that grants of employee stock options, including shares expected to be purchased under employee stock purchase plans, to be recognized as compensation expense based on their fair values. SFAS 123R is effective for all annual periods beginning after December 15, 2005. Therefore, SFAS 123R will be effective for the Company as of April 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its results of operations and financial position. The Company has not yet determined which fair-value method and transitional provision it will adopt. See Note 12 to the Consolidated Financial Statements for the pro-forma effect on net earnings and earnings per share for the three and nine month periods ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.
     In November 2004, the FASB issued SFAS 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151, which the Company is required to adopt as of April 1, 2006, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. Since the Company performs limited manufacturing, the Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations, financial position or liquidity.
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company is required to adopt SFAS 153 as of April 1, 2006. The Company is currently evaluating the impact, if any, that the adoption of SFAS 153 will have on its consolidated results of operations and financial position.
     On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impractical to do so. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that strategic products will grow at a faster rate than the overall economy and its focus on those products; the receipt of subsequent consideration of $5.6 million related to the Rutland Tool divestiture; acquisitions as an important component of the Company’s growth and the ability to identify acquisition candidates to strengthen and expand the Company’s business; the repurchase of $150 million of common stock over a three-year period; the Company’s estimates of net earnings in its fiscal 2006 fourth quarter and of earnings from continuing operations for fiscal 2006; anticipated same-store sales growth and successful pricing actions; the impact of pricing actions on the fourth quarter of fiscal 2006; the ability of the Company to maintain its pricing discipline, raise prices, and keep pace with rising costs; the Company’s expectation as to same-store sales percentage growth rate of hardgoods over the next few quarters; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1 million; the future payment of dividends; the Company’s belief that it could arrange additional sources of financing on reasonable terms; the Company’s ability to refinance its medium-term notes upon maturity with borrowings under its senior credit agreement; the amount of the estimated loss associated with hurricanes Katrina and Rita; the Company’s ability to manage its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements; and the performance of counterparties under interest rate swap agreements.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives and/or strategic products growing slower than the overall economy; underlying market conditions; customers acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); subsequent consideration of less than $5.6 million associated with the Rutland divestiture resulting from collection issues; the inability to identify acquisition candidates and successfully complete and integrate acquisitions; common stock repurchases over the next three years totaling less than $150 million; the Company’s inability to meet its earnings estimates; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; the losses associated with Katrina and Rita that are higher or lower than that estimated by the Company; higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing at reasonable terms as well as negatively impacting earnings; a lack of borrowing availability under the senior credit agreement or other financing sources that prevent the Company from refinancing the medium-term notes upon maturity; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 53% fixed and 47% variable at December 31, 2005. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization as of December 31, 2005. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total		Fair Value
Fixed Rate Debt:
Medium-term notes	$—	$100	$—	$—	$—	$—	$—		$100		$102
Interest expense	$2	$4	$—	$—	$—	$—	$—		$6
Interest rate	7.75%	7.75%

Acquisition and other notes	$4	$—	$1	$—	$2	$—	$—		$7		$7
Interest expense	$—	$0.2	$0.1	$0.1	$0.1	$—	$—		$0.5
Average interest rate	6.65%	5.66%	5.64%	5.92%	5.64%

Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$—	$225		$225		$240
Interest expense	$5	$21	$21	$21	$21	$21	$10		$120
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$—	$150		$150		$147
Interest expense	$2	$9	$9	$9	$9	$9	$31		$78
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Term loan C	$0.5	$1.6	$—	$—	$—	$—	$—		$2.1		$2.1
Interest expense	$—	$0.1	$—	$—	$—	$—	$—		$0.1
Interest rate	7.00%	7.00%

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$165	$—	$—	$165	$165
Interest expense	$2	$8	$8	$8	$6	$—	$—	$32
Interest rate (b)	5.13%	5.13%	5.13%	5.13%	5.13%

Term loan	$4	$15	$15	$21	$30	$—	$—	$85	$85
Interest expense	$1	$4	$3	$3	$1	$—	$—	$12
Interest rate (b)	5.48%	5.48%	5.48%	5.48%	5.48%

National Welders:
Revolving credit facility	$—	$—	$—	$29	$—	$—	$—	$29	$29
Interest expense	$0.4	$1.5	$1.5	$0.7	$—	$—	$—	$4.1
Interest rate (b)	5.34%	5.34%	5.34%	5.34%

Term loan A	$1	$3	$12	$—	$—	$—	$—	$16	$16
Interest expense	$0.2	$0.8	$0.2	$—	$—	$—	$—	$1.2
Interest rate (b)	5.34%	5.34%	5.34%

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Interest Rate Swaps:
2 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$—	$—	$—	$50	$—	$—	$50	$(0.9)
Swap payments/(receipts)	$—	$—	$—	$—	$—	$—	$—	$—
Variable receive rate = 4.36% (1-month LIBOR)
Weighted average pay rate = 4.15%

Other Off-Balance Sheet
LIBOR-based agreement:
Trade receivables securitization (c)	$—	$—	$224	$—	$—	$—	$—	$224	$224
Discount on securitization	$3	$10	$9	$—	$—	$—	$—	$22

(a)  Fiscal 2006 financial instrument maturities and interest expense relate to the period January 1, 2006 through March 31, 2006.
(b)  The variable rate of U.S. revolving credit facilities and term loan is based on the average LIBOR rate of outstanding contracts as of December 31, 2005. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of December 31, 2005.
(c)  The trade receivables securitization agreement expires in February 2008, but may be renewed subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2005, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     On November 15, 2005, the Company announced that its Board of Directors approved a share repurchase plan (the “Plan”). Under the terms of the Plan, the Company is authorized to repurchase up to $150 million of its common stock over a three-year period. Prior to the end of the three-year period, the Plan may be discontinued or suspended at any time by the Company. During the three months ended December 31, 2005, the Company repurchased the following shares:

				Maximum Dollar
			Total Number	Value of Shares
			of Shares Purchased	that May Yet Be
	Total Number	Average Price Paid	as Part of Publicly	Purchased Under the
Period	of Shares Purchased	Per Share	Announced Plan	Plan
12/1/05 through 12/31/05	174,200	$31.96	174,200	$144,432,607

Total	174,200	$31.96	174,200	$144,432,607

     No shares were repurchased in November 2005.
Item 6. Exhibit Listing
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

11	Calculation of earnings per share.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

	AIRGAS, INC.	AIRGAS EAST, INC.

	(Registrant)	AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC. AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Robert M. McLaughlin	AIRGAS SOUTH, INC.

	Robert M. McLaughlin	AIRGAS GULF STATES, INC.
	Vice President & Controller	AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

		BY:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President

ATNL, INC.

(Co-Registrant)

		BY:	/s/ Melanie Andrews

Melanie Andrews President
DATED: February 8, 2006