Form 10-K
period 2006-03-31
AIRGAS MID AMERICA INC; AIRGAS SOUTH INC; AIRGAS GULF STATES INC; AIRGAS INTERMOUNTAIN INC; AIRGAS NOR PAC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; AIRGAS SOUTHWEST INC; AIRGAS WEST INC; AIRGAS SAFETY INC; AIRGAS CARBONIC INC
filed 2006-06-14
CIK 1158047, 1158049, 1158050, 1158051, 1158052, 1158053, 1158054, 1158055, 1158056, 1158058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, Pennsylvania	19087-5283

(Address of principal executive offices)	(Zip Code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
     Securities registered pursuant to Section 12 (g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑    NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     The aggregate market value of the 68,905,400 shares of voting stock held by non-affiliates of the Registrant was approximately $2 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2005. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
     The number of shares of common stock outstanding as of June 9, 2006 was 77,646,701.
DOCUMENTS INCORPORATED BY REFERENCE
     The Company’s Proxy Statement for the Annual Meeting of Stockholders to be held August 9, 2006 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

AIRGAS, INC.

PART I
ITEM 1. BUSINESS.
GENERAL
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company in 1986. Since its inception, the Company has made over 330 acquisitions to become the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and welding, safety and related products (“hardgoods”). Airgas is the largest producer of nitrous oxide in the United States, a producer and leading supplier of dry ice and the largest supplier of liquid carbon dioxide in the Southeastern United States. The Company is also a leading distributor of process chemicals, refrigerants and ammonia. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-business and independent distributors. Products reach customers through an integrated network of over 900 locations including production facilities, packaged gas fill plants, specialty gas labs, distribution centers, branches, and retail stores. In December 2005, the Company sold its subsidiary, Rutland Tool & Supply Co (“Rutland Tool”), which had been reflected in the Distribution segment. As a result of the sale, the Company reclassified the operating results of Rutland Tool to reflect them as “Discontinued Operations” in all periods presented. The Company’s consolidated sales were $2.83 billion, $2.37 billion, and $1.86 billion in fiscal years 2006, 2005, and 2004, respectively.
     The Company has two operating segments, Distribution and All Other Operations. The Distribution segment primarily engages in the distribution of packaged gases and hardgoods. All Other Operations consists of business units that principally produce and distribute carbon dioxide, dry ice, nitrous oxide, specialty gases and anhydrous ammonia. The Company’s joint venture, National Welders Supply Company, Inc. (“National Welders”) is also reported in the All Other Operations segment. See note 16 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of National Welders and its consolidation as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”).
     Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 24 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” More detailed descriptions of the operating segments are as follows:
DISTRIBUTION
     The Distribution segment accounts for approximately 85% of consolidated sales in fiscal 2006 and reflects the distribution of industrial, medical and specialty gases, and hardgoods.
Principal Products and Services
     The Distribution segment’s principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental, and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding and welding related equipment. Gas and rent represented approximately 52%, 52%, and 53% of the Distribution segment’s sales in each of the fiscal years 2006, 2005 and 2004, respectively. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies. In each of the fiscal years 2006, 2005, and 2004, hardgoods sales represented approximately 48%, 48%, and 47% of the Distribution segment’s sales, respectively (see Note 24 of the Company’s Consolidated Financial Statements for additional information regarding segment sales).
Principal Markets and Methods of Distribution
     The industry has three principal modes of distribution: on-site supply, bulk or merchant supply, and cylinder or packaged gas supply. Airgas’ market focus has been on the packaged gas segment of the market, which generally consists of customers who purchase gases in cylinders and in less than truckload bulk quantities. The Company believes the U.S. packaged gas market to be approximately $4.5 billion annually. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for welding hardgoods to be approximately $4.5 billion annually. Packaged gases and welding hardgoods are generally delivered to customers on Company owned trucks, although third party carriers are also used in the delivery of some welding and safety products and customers can pick up products at branch stores.
     Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with approximately a 20% market share. The Company’s competitors in this market include independent distributors that serve approximately 57% of the market through a fragmented distribution network and large distributors, such as Valley National Gases, Inc, and vertically integrated gas producers such as Praxair, Inc. (“Praxair”), Liquid Air Corporation of America (“Air Liquide”), and Linde, which serve the remaining 23% of the market. Packaged gas distribution is a regional business because it is generally uneconomical to transport gas cylinders more than 150 miles. The regionalized nature of the business makes these markets highly competitive. Competition is generally based on price, reliable product delivery, product availability and product quality. The Company also sells safety equipment. The Company believes the U.S. market for safety equipment is approximately $5.6 billion, of which Airgas’ share is approximately 7%.
Customer Base
     The Company’s operations are predominantly in the United States. The customer base is diverse and sales are not dependent on a single or small group of customers. No single customer accounts for more than 0.5% of total net sales. The Company estimates the following industry segments account for the indicated percentages of its total net sales:
•	Industrial Manufacturing (28%);
•	Repair & Maintenance (27%);
•	Construction (10%);
•	Medical (7%);
•	Wholesale Trade (6%);
•	Food Products (6%);
•	Petrochemical (5%);
•	Utilities and Mining (3%);
•	Analytical (3%);
•	Transportation (2%)
•	Other (3%).
Suppliers
     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products and Chemicals, Inc. (“Air Products”) supplies at least 35% of the Company’s bulk nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the BOC supply agreements noted below. Additionally, the Company has commitments to purchase helium from

Air Products under the terms of the supply agreement. The Company is committed to purchase approximately $47 million in annual bulk gases under the terms of the Air Products supply agreements. With the BOC acquisition in July 2004, the Company and BOC entered into reciprocal long-term supply agreements. The Company is the supplier for a substantial portion of BOC’s resale packaged gas needs. BOC supplies the Company, under a 15-year take-or-pay supply agreement, with bulk nitrogen, oxygen, argon and helium. The BOC agreement represents approximately 85% of the liquid bulk gas volumes transferred to the Company in the acquisition or roughly $7 million in annual bulk gas purchases. Prior to the acquisition, the Company purchased oxygen, nitrogen, argon and helium under an agreement with BOC which expires in February 2007. Minimum purchases through February 2007 under the pre-acquisition supply agreement are approximately $19 million. Both the Air Products and BOC supply agreements contain market pricing subject to certain economic indices and market analysis. Furthermore, the Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.
     The Company believes that, if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to arrange comparable alternative supply arrangements.
ALL OTHER OPERATIONS
     The All Other Operations segment consists of the Company’s Gas Operations Division and its National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide and specialty gases. Beginning in June 2005, the division began distributing anhydrous ammonia and related supplies, services and equipment. National Welders Supply Company, Inc. (“National Welders”) is a producer and distributor of industrial, medical and specialty gases based in Charlotte, North Carolina.
Gas Operations Division
     The Gas Operations Division produces and distributes carbon dioxide and dry ice (solid form of carbon dioxide). Customers include food processors, food services, pharmaceutical and biotech industries, wholesale trade and grocery outlets. Food and beverage applications account for approximately 70% of the market. The dry ice business generally experiences a higher level of sales during the warmer months. The Gas Operations Division also operates 7 national specialty gas labs and a specialty gas equipment center. These labs generally provide quality management and technical support to approximately 50 regional labs operated by the Distribution segment. Specialty gas mixtures are predominantly used in research, which accounts for 40% of the market. Food, laser and environmental applications are also major uses of specialty gases. The Gas Operations Division is the largest manufacturer of nitrous oxide gas in North America. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain electronics industries. In June 2005, Airgas Specialty Products was added to the Gas Operations Division through the acquisition of the Industrial Products Division of LaRoche Industries. Airgas Specialty Products is a distributor of anhydrous and aqua ammonia, which are used for nitrogen oxide abatement in the utility industry. Ammonia is also used in metal finishing, water treatment, chemical processing and refrigeration. The Gas Operations Division’s market focus includes bulk customers as well as sales to the Distribution segment. The Company estimates that United States market for carbon dioxide, specialty gases, nitrous oxide and anhydrous ammonia total more than $1 billion annually.
National Welders Supply Company, Inc.
     National Welders’ product requirements are principally met through its significant production capabilities consisting of three air separation plants, two acetylene plants and a specialty gas lab. The joint venture employs over 900 associates and primarily delivers its products to customers using company owned trucks. It also distributes packaged gases and welding products through approximately 50 branch stores. The ownership interests in the joint venture consist of voting common stock and voting, redeemable preferred stock. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The National Welders joint venture structure, which limits the Company’s control over the National Welders operations and cash flows, is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment.
Suppliers
     The companies in the All Other Operations segment have significant production capacity. Together, the Gas Operations Division and National Welders operate five air separation plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. The Gas Operations Division also operates 8 carbon dioxide production facilities. With 12 dry ice plants (converting liquid carbon dioxide into dry ice), the Gas Operations Division has the largest network of dry ice conversion plants in the United States. These internal sources of carbon dioxide are supplemented by long-term take-or-pay supply contracts. The 4 nitrous oxide production facilities operated by the Gas Operations Division supply both the Gas Operations Division and the Distribution segment. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers. Airgas Specialty Products purchases ammonia from suppliers under agreements (annual purchase commitments of approximately $10 million), the largest of which requires a 180-day notice to terminate.
AIRGAS GROWTH STRATEGIES
     The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth and improving operational efficiencies by leveraging its national distribution infrastructure. To meet this objective, the Company is focusing on:
•	customer service strategies for growing our business with small and medium-sized core customers;

•	high potential growth areas such as construction, Bulk Gases, Specialty Gases, Medical Sales, Carbon dioxide and Safety Products.;

•	improved training, tools and resources for front line associates;

•	continued account penetration; and

•	acquisitions to complement and expand the distribution network.
REGULATORY AND ENVIRONMENTAL MATTERS
     The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all-material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2006 were not material.
INSURANCE
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During fiscal year 2006, these programs had self-insured retention of $500 thousand per occurrence and an additional annual aggregate retention for the next $2.2 million of claims in excess of $500 thousand. For fiscal year 2007, the self-insured retention has been raised to $1 million per occurrence with no additional aggregate retention. The Company’s exposure to loss under the fiscal 2006 and fiscal 2007 programs are actuarially equivalent. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.

     National Welders maintains a high deductible workers’ compensation program for employees in North and South Carolina. Approximately three-quarters of its employees are covered by this program. Workers’ compensation claims are self-insured up to $300 thousand per occurrence. Provisions for expected future claim payments are accrued based on estimates of the aggregate retention for claims incurred using historical experience. Workers compensation exposure for the remaining employees is managed through traditional premium based programs.
EMPLOYEES
     On March 31, 2006, the Company employed approximately 10,300 associates. National Welders employed over 900. Approximately 5% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.
PATENTS, TRADEMARKS AND LICENSES
     The Company holds the following Registered Trademarks: “Airgas,” “RADNOR,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “SightSense,” “SoundSense,” “Walk-O2-Bout,“and “Airgas Puritan Medical”. The Company also holds trademarks for “AcuGrav,” “Gaspro” and “Freshblend” and a service mark for “You’ll find it with us.” The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.
EXECUTIVE OFFICERS OF THE COMPANY
     The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland (1)	56	Chairman of the Board, President and Chief Executive Officer
Michael L. Molinini	55	Executive Vice President and Chief Operating Officer
Roger F. Millay	48	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	48	Senior Vice President and Chief Information Officer
Patrick M. Visintainer	42	Senior Vice President - Sales
Dwight T. Wilson	50	Senior Vice President - Human Resources
Michael E. Rohde	59	Senior Vice President - Distribution Operations
Max D. Hooper	46	Division President - West
B. Shaun Powers	54	Division President - East
Ted R. Schulte	55	Division President - Gas Operations
Dean A. Bertolino	37	Vice President, General Counsel and Secretary
Robert M. McLaughlin	49	Vice President and Controller

(1)	Member of the Board of Directors
     Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999, and from January 2005 to present. Mr. McCausland also serves as a director of The Valspar Corporation, NiSource, Inc., the Fox Chase Cancer Center, the Independence Seaport Museum, the International Oxygen Manufacturers Association, Inc. and the Eisenhower Exchange Fellowships, Inc.
     Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President — Hardgoods Operations from August 1999 to January 2005 and as Vice President — Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. since 1991.
     Mr. Millay has been Senior Vice President and Chief Financial Officer since November 1999. Prior to joining Airgas, Mr. Millay served as Senior Vice President and Chief Financial Officer of Transport International Pool, a division of General Electric Capital Corporation, from May 1995 to October 1999.
     Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.
     Mr. Visintainer has been Senior Vice President — Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President — Sales and Marketing from February 1998 to December 1998 and as President of one of the Company’s subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager — Industrial/Specialty Gases and National Accounts Manager.
     Mr. Wilson was appointed Senior Vice President — Human Resources in January 2004. Prior to joining Airgas, Mr. Wilson served as Senior Vice President, Corporate Resources at DecisionOne Corporation from October 1995 to December 2003.
     Mr. Rohde was appointed Senior Vice President-Distribution Operations in April 2005. Prior to this role, Mr. Rohde served as President of Airgas South from 2001 until 2005. Prior to that, Mr. Rohde was the President of Airgas Southwest since joining the company in 1999. Prior to joining Airgas, Mr. Rohde was Senior Vice President, Packaged and Specialty Gases at Tri-Gas and, before that, Senior Vice President, Packaged Gases at MG Industries. Mr. Rohde began his career in the packaged gas industry in 1977.
     Mr. Hooper was appointed Division President of the West Division in December 2005. Prior to this role, Mr. Hooper had been President of Airgas West since 1996. Prior to joining Airgas, Mr. Hooper served for three years as General Manager and President of an independent distributor, Arizona Welding Equipment Company in Phoenix, AZ and nine years with BOC Gases in various sales and management roles. Mr. Hooper began his career with AG Pond Welding Supply in San Jose, CA in 1983.
     Mr. Powers has been Division President — East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.
     Mr. Schulte has been Division President — Gas Operations since February 2003. Prior to that time, Mr. Schulte served as Senior Vice President — Gas Operations from August 2000 to January 2003, as Vice President — Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the U.S. subsidiary of ICI Explosives, from June 1997 to October 1997 and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.
     Mr. Bertolino has been Vice President and General Counsel since December 2001, and Secretary since July 2002. Prior to joining Airgas, Mr. Bertolino served as Assistant General Counsel of The BOC Group, Inc. from 1999 to 2001 and as an Associate with the law firm of Brown & Wood, llp from 1994 to 1999.
     Mr. McLaughlin has been Vice President and Controller since joining Airgas in June 2001. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.
COMPANY INFORMATION
     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day in which they are filed or furnished to the SEC.
Code of Ethics and Business Conduct
     The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under “Company Information.” Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:
Airgas, Inc.
Attention: Investor Relations
259 N. Radnor-Chester Rd.
Radnor, PA 19087-5283
Telephone: 610.902.6206
Corporate Governance Guidelines
     The Company has adopted Corporate Governance Guidelines as well as charters for its Audit Committee and Governance & Compensation Committee. These documents are available on the Company’s website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company’s Investor Relations department at the address and phone number noted above.
Certifications
     The Certification of the Company’s Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listed Company Manual relating to the Company’s compliance with The New York Stock Exchange’s Corporate Governance Listing Standards was submitted to The New York Stock Exchange on September 6, 2005.
     The Company also filed certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2006, 2005 and 2004.
     ITEM 1a. RISK FACTORS.
     In addition to risk factors discussed elsewhere in this report, the Company believes the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward looking statements.

We have significant debt and our debt service obligations are substantial, which could diminish our ability to raise additional capital and limit our ability to engage in certain transactions.
We have substantial amounts of outstanding indebtedness. As of March 31, 2006, we had total consolidated debt of approximately $768 million, of which $132 million matures within the next 12 months. We also participate in a trade receivables securitization agreement with two commercial banks to sell up to $250 million in qualified trade receivables. At March 31, 2006, the amount of outstanding trade receivables under the program was $244 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
Our substantial indebtedness could have significant negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other purposes;
•	requiring the dedication of a significant portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for working capital, capital expenditures, acquisitions and other purposes;
•	making it more difficult to satisfy our obligations with respect to our debt;
•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•	placing us at a possible competitive disadvantage relative to less leveraged competitors;
•	increasing the amount of our interest expense, because some of our borrowings are at variable rates of interest, which, if interest rates increase, would result in higher interest expense (at current debt levels and ratio of fixed to floating rate debt, we estimate that for every 25 basis point rise of LIBOR, interest expense would increase by $1.2 million); and
•	limiting, through the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or make investments.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions, governmental regulation and the availability of fuel supplies. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.
Despite currently expected levels of indebtedness, we and our subsidiaries will be able to incur substantially more debt, which would increase the risk associated with our significant debt levels.
We and our subsidiaries will be able to incur substantial additional indebtedness in the future. Although our credit facility and indentures governing our subordinated notes contain limitations on the incurrence of additional indebtedness, those limitations are subject to a number of qualifications and exceptions that, depending on the circumstances at the time, would allow us to incur a substantial amount of additional indebtedness. As of March 31, 2006, we had additional availability under our bank credit facility of approximately $237 million. We can arrange to borrow, in addition to our credit facility, up to $269 million. To the extent new debt and other obligations are added to our and our subsidiaries’ currently anticipated debt levels, the substantial risks described in the immediately preceding risk factor would increase.
Demand for our products is affected by general economic conditions and by the cyclical nature of the industries many of our customers are in, which can cause significant fluctuations in our sales and results.
Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers can have a material adverse effect on our business. In addition, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, construction, petrochemical and transportation industries, which accounted for approximately 45% of our sales in fiscal 2006. Downturns in these industries, even during periods of strong general economic conditions, can adversely affect our sales and our financial results by affecting demand for and pricing of our products.
We may not be successful in generating market leading sales growth and in controlling expenses, which could limit our ability to achieve our expected growth.
Although one of our principal business strategies is to drive market leading sales growth, the achievement of this objective may be adversely affected by:
•	competition from independent distributors and vertically integrated gas producers on products and pricing;
•	changes in supply prices from gas producers and manufacturers of hardgoods; and
•	general economic conditions in the industrial markets which we serve.
In addition, we may not be able to adequately control expenses due to inflation and potentially higher costs of our distribution infrastructure.
Increases in product and energy costs could reduce our profitability.
The cost of industrial gases represented a significant percentage of our operating costs in fiscal 2006. Because the production of industrial gases requires significant amounts of electric energy, industrial gas prices have historically increased as the cost of electric energy increases. Recent price increases in oil and natural gas have resulted in electric energy surcharges. Energy prices may continue to rise and, as a result, increase the cost of industrial gases. In addition, a significant portion of our distribution costs is comprised of diesel fuel costs, which have increased significantly during the current year. While we have historically been able to pass increases in the cost of our supplies and operating expenses on to our customers, we cannot assure you that we will be able to continue to do so in the future. Our ability to pass on increases in our costs is dependent on market conditions. So, raising prices could result in a loss of sales volume, which could significantly reduce our profitability.
Our financial results may be adversely affected by gas supply disruptions.
We are the largest distributor of industrial, medical and specialty gases and have long term supply contracts with the major gas producers to mitigate supply disruptions. However, natural disasters, plant shut downs and other supply disruptions occur within our industry. Regional supply disruptions may create shortages of certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results in those regions until product sourcing can be restored. During fiscal 2006, hurricanes Katrina and Rita damaged the production facilities of a major gas supplier to the gulf coast region. Although we successfully met customer demand by arranging for alternative supplies and transporting product into the region, we can not assure you that we will be as successful in arranging alternative product supplies or passing the additional transportation cost on to customers in the event of future supply disruptions.
We may not be successful in completing acquisitions, which may adversely affect our growth and operating results.
We have historically expanded our business primarily through acquisitions. A part of our business strategy is to continue to grow through acquisitions that complement and expand our distribution network. During fiscal 2006, we completed 13 acquisitions. We are continuously evaluating acquisition opportunities, some of which are large and complex, and consolidation possibilities, and we are currently in various stages of due diligence or preliminary discussions with respect to a number of potential transactions. We cannot assure you that we will continue to be able to identify acquisition candidates, or that we will be able to complete acquisitions on terms acceptable to us. In addition, there is no assurance that we will be able to obtain financing on terms acceptable to us for future acquisitions and, in any event, such financing may be restricted by the terms of our credit facility or indentures related to our senior subordinated notes.

We may not be successful in integrating our past and future acquisitions and achieving intended benefits and synergies.
The process of integrating acquired operations into our operations and achieving targeted synergies may result in unexpected operating difficulties and may require significant financial and other resources that would otherwise be available for the ongoing development or expansion of the existing operations. Additionally, the failure to achieve targeted synergies or planed operating results could require us to recognize an impairment charge related to goodwill associated with the acquisition. Acquisitions involve numerous risks, including:
•	difficulty with the assimilation of acquired operations, information systems and products;
•	failure to achieve targeted synergies;
•	inability to retain key employees, customers and business relationships of acquired companies; and
•	diversion of the attention and resources of our management team.
Additionally, the acquired company may not have an internal control structure appropriate for a larger public company resulting in a need for significant remediation.
Acquisitions may have a material adverse effect on our business if we are required to assume debt and other liabilities of the acquired business.
We may be required to incur additional debt in order to consummate acquisitions in the future, which may be substantial. In addition, acquisitions may result in the assumption of the outstanding indebtedness of the acquired company, as well as the incurrence of contingent liabilities and other expenses. All of the foregoing could materially adversely affect our financial condition and operating results.
We depend on our key personnel to manage our business effectively and they may be difficult to replace.
Our performance substantially depends on the efforts and abilities of our senior management team, including our Chairman and Chief Executive Officer, and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key personnel regarding our distribution infrastructure, systems and products. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.
We are subject to litigation risk as a result of the nature of our business, which may have a material adverse effect on our business.
From time to time, we are involved in lawsuits that arise from our business transactions. Litigation may, for example, relate to product liability claims, contractual disputes, or employment maters. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, results of operations or financial condition.
We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.
We maintain insurance coverage for workers compensation, auto and general liability claims with significant per claim deductibles and in some policy years aggregate per claim retentions above those deductibles. In the past, we have incurred significant workers compensation, auto, and general liability losses. Such losses could result in not achieving profitability goals. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial position, results of operation or liquidity.
Catastrophic events may disrupt our business and adversely affect our operating results.
Although our operations are relatively disbursed across the U.S., a catastrophic event such as a fire or explosion at one of the Company’s fill plants or natural disasters, such as hurricanes, tornados and earthquakes, could result in significant property losses, employee injuries and third party damage claims. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs, and increased bad debts. As a result of hurricanes Katrina and Rita, we incurred $2.2 million through March 31, 2006 principally in property losses.

Our financial statements reflect the operating results of our joint venture, National Welders, over which we have limited control and any disagreement with National Welders could potentially adversely affect the business and operations of the joint venture.
Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”) requires us to consolidate our joint venture, National Welders. The joint venture agreement, entered into in 1996, limits our control over National Welders’ operations and cash flows. National Welders is also a private company and is not subject to the internal control reporting requirements of the Sarbanes-Oxley Act. Should the management of National Welders fail to maintain an appropriate control environment, our financial results may be adversely impacted by the joint venture’s mismanagement of risk exposures, incomplete due diligence on acquisitions, the misappropriation of assets at the joint venture, and/or poor operational performance.
In the event National Welders does not observe its venture obligations, it is possible that they would not be able to operate in accordance with their agreed upon plans. We run the risk of encountering differences of opinion or having difficulty reaching agreement with respect to certain business issues.
We are subject to environmental, health and safety regulations which could subject us to liability and we will have ongoing environmental costs.
We are subject to laws and regulations relating to the protection of the environment and natural resources. These include, among other things, the management of hazardous substances and wastes, air emissions and water discharges. Violations of some of these laws can result in substantial penalties, temporary or permanent plant closures and criminal convictions. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See “Item 1 Business— Regulatory and Environmental Matters” above.
We operate in a highly competitive environment and such competition could negatively impact us.
The U.S. industrial gas industry is comprised of a small number of major producers. Additionally, there are hundreds of smaller, local distributors, some of whom operate on a low-cost basis, primarily in the packaged gas segment. Some of our competitors may have greater financial resources than we do. If we are unable to compete effectively with our competitors, we will suffer lower revenue and a loss of market share.
Although the current trend is for increasing prices, the industrial gas industry has experienced periods of falling prices, and if such a trend were to return, we could experience reduced revenues and/or cash flows.
Previously, our major competitors and we have had to reduce prices in order to maintain our market share. Although prices are now increasing, in part due to increased energy and raw materials prices, we cannot assure you that the prices of our products will not fall in the future, which could adversely affect our revenues and cash flows, or that we will be able to maintain current levels of profitability.
ITEM 1b. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.
     The Company’s Distribution segment operates a network of multiple use facilities consisting of approximately 675 branches, 300 cylinder fill plants, including nearly 50 regional gas laboratories and 20 acetylene manufacturing facilities, as well as 6 regional distribution centers, various customer call centers, buying centers and administrative offices. The Distribution segment conducts business in 48 states. The Company owns approximately 35% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.
     The Company’s All Other Operations segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 100 branch locations, 8 liquid carbon dioxide and 12 dry ice production facilities, 5 air separation plants, 7 national specialty gas laboratories, and 4 nitrous oxide production facilities. The Company owns 51% of these facilities. The remaining facilities are leased from third parties.
     During fiscal 2006, the Company’s production facilities operated at approximately 84% of capacity based on an average daily production shift of 16 hours. If required, additional shifts could be run to expand production capacity.
     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.
ITEM 3. LEGAL PROCEEDINGS.
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock (the “common stock”) is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2005 to March 31, 2006:

			Dividend Per
	High	Low	Share
Fiscal 2006

First Quarter	$25.00	$21.58	$0.060
Second Quarter	29.75	24.73	0.060
Third Quarter	33.44	27.30	0.060
Fourth Quarter	39.58	31.83	0.060

Fiscal 2005

First Quarter	$23.91	$20.83	$0.045
Second Quarter	24.20	21.10	0.045
Third Quarter	27.05	23.61	0.045
Fourth Quarter	26.96	23.28	0.045
     The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on June 9, 2006, was $35.86 per share. As of June 2, 2006, there were approximately 19,000 stockholders of record of the Company’s common stock.
     At the end of each quarter during fiscal 2006 and 2005, the Company paid its stockholders regular quarterly cash dividends of $0.06 and $0.045 per share, respectively. In addition, on May 23, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share payable June 30, 2006 to stockholders of record as of June 15, 2006. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Stock Repurchase Plan
     On November 15, 2005, the Company announced that its Board of Directors approved a share repurchase plan (the “Plan”). Under the terms of the Plan, the Company is authorized to repurchase up to $150 million of its common stock over a three-year period. Prior to the end of the three-year period, the Plan may be discontinued or suspended at any time by the Company. During the three months ended March 31, 2006, the Company repurchased the following shares:

Maximum Dollar
			Total Number	Value of Shares
			of Shares Purchased	that May Yet Be
	Total Number	Average Price Paid	as Part of Publicly	Purchased Under the
Period	of Shares Purchased	Per Share	Announced Plan	Plan

1/1/06-1/31/06	—	—	—	—
2/1/06-2/28/06	—	—	—	—
3/1/06-3/31/06	195,400	$36.86	195,400	$137,229,335

Total	195,400	$36.86	195,400	$137,229,335

Equity Compensation Plan Information
     The following table sets forth information as of March 31, 2006 with respect to the shares of the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the 1997 Stock Option Plan, the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”), the Amended and Restated 1984 Stock Option Plan, the 1989 Non-Qualified Stock Option Plan for Directors and the 2003 Employee Stock Purchase Plan (“ESSP”), which were approved by the stockholders.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders(1)(2)	6,993,818	$16.36	243,874 2,272,012	ESPP shares (3) Stock Option Plans

Equity compensation plans not approved by security holders	—	—	—

Total:	6,993,818	$16.36	2,515,886

(1)	The Directors’ Plan, designed to provide equity compensation to directors of the Company who are not employees of the Company, authorizes the granting of stock options and restricted stock awards. As of March 31, 2006, no restricted stock awards have been granted under the Directors’ Plan. Restricted stock awards under the Directors’ Plan cannot exceed 100,000 shares in the aggregate, and restricted stock awards under the 1997 Stock Option Plan and the Directors’ Plan in any calendar year may not exceed, in the aggregate, 0.5% of shares of Common Stock of the Company’s issued and outstanding shares on any date of grant.

(2)	The 1997 Stock Option Plan (the “1997 Plan”), designed to provide equity compensation to certain employees and independent contractors of the Company, authorizes the granting of stock options and restricted stock awards. As of March 31, 2006, no restricted stock awards had been granted under the 1997 Plan. Restricted stock awards granted under the 1997 Plan cannot exceed 1,000,000 shares in the aggregate, and restricted stock awards under the 1997 Plan and the Directors’ Plan in any calendar year may not exceed, in the aggregate, 0.5% of shares of Common Stock of the Company’s issued and outstanding shares on any date of grant.

(3)	The 2003 Employee Stock Purchase Plan (the “ESSP Plan”) was adopted by the Board of Directors in May 2003 and approved by the Company’s stockholders in July 2003. A maximum of 1,500,000 shares of common stock may be purchased under the ESPP Plan. Through March 31, 2006, 1,256,126 were issued under the ESPP Plan.

ITEM 6. SELECTED FINANCIAL DATA.
     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and notes thereto included in Item 8 herein.

	Years Ended March 31,
(In thousands, except per share amounts):	2006 (1)	2005 (2)(7)	2004 (3)(7)	2003 (4)(7)	2002 (5)(7)
Operating Results:
Net sales	$2,829,610	$2,367,782	$1,855,360	$1,745,891	$1,576,328
Depreciation and amortization	127,542	111,078	87,447	79,279	71,757
Special charges (recoveries), net	—	—	(776)	2,694	—
Operating income	268,758	202,454	168,544	156,336	124,938
Interest expense, net	53,812	51,245	42,357	46,374	46,775
Discount on securitization of trade receivables	9,371	4,711	3,264	3,326	4,846
Other income (expense), net	2,462	1,129	1,472	2,132	5,987
Income taxes	77,866	54,261	47,659	41,571	30,051
Minority interest in earnings of consolidated affiliate	(2,656)	(1,808)	(452)	—	—
Equity in earnings of unconsolidated affiliate	—	—	4,365	2,684	2,861

Income from continuing operations	127,515	91,558	80,649	69,881	52,114
Income (loss) from discontinued operations, net of tax	(1,424)	464	(457)	(1,776)	(3,529)
Cumulative effect of a change in accounting principle, net of tax	(2,540)	—	—	—	(59,000)

Net earnings (loss)	$123,551	$92,022	$80,192	$68,105	$(10,415)

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations	$1.66	$1.22	$1.11	$0.99	$0.76
Earnings (loss) from discontinued operations	(0.02)	0.01	(0.01)	(0.02)	(0.05)
Cumulative effect of a change in accounting principle	(0.03)	—	—	—	(0.86)

Net earnings (loss) per share	$1.61	$1.23	$1.10	$0.97	$(0.15)

DILUTED
Earnings from continuing operations	$1.62	$1.19	$1.08	$0.96	$0.74
Earnings (loss) from discontinued operations	(0.02)	0.01	(0.01)	(0.02)	(0.05)
Cumulative effect of a change in accounting principle	(0.03)	—	—	—	(0.84)

Net earnings (loss) per share	$1.57	$1.20	$1.07	$0.94	$(0.15)

Dividends per common share declared and paid (6)	$0.24	$0.18	$0.16	$—	$—

Balance Sheet Data at March 31:
Working capital	$(17,138)	$132,969	$88,826	$66,027	$84,645
Total assets	2,474,412	2,291,863	1,960,606	1,726,004	1,743,984
Current portion of long-term debt	131,901	6,948	6,140	2,229	2,456
Long-term debt	635,726	801,635	682,698	658,031	764,124
Deferred income tax liability, net	327,818	282,186	253,529	207,069	193,556
Other non-current liabilities	30,864	24,391	28,756	33,657	37,395
Minority interest in affiliate	57,191	36,191	36,191	—	—
Stockholders’ equity	947,159	814,172	691,901	596,933	503,086
Capital expenditures for years ended March 31,	214,193	167,977	93,749	67,969	58,297

(1)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2006 include an estimated loss of $2.2 million ($1.4 million after tax) related to hurricanes Katrina and Rita and an after tax loss of $1.9 million on the divestiture of Rutland Tool, which was reported as a discontinued operation. Fiscal 2006 results also include an after tax charge of $2.5 million as a result of the adoption of Financial Accounting Standards Board Interpretation No 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which was recorded as a cumulative effect of a change in accounting principle. Working capital decreased in fiscal 2006 compared to 2005 primarily due to an increase in the current portion of long-term debt.

(2)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2005 include integration costs related to the acquisition of the U.S. packaged gas business of The BOC Group, Inc. and employee separation costs of $6.4 million ($4 million after tax). Fiscal 2005 also reflected a full year of National Welders as a consolidated affiliate. See Note 16 to the Consolidated Financial Statements included under Item 8. “Financial Statements and Supplementary Data” for the effect of the consolidation of National Welders on the Consolidated Financial Statements.

(3)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2004 include a fourth quarter special charge recovery of $776 thousand ($480 thousand after tax) reflecting lower estimates of the ultimate cost of prior years’ restructuring activities. Fiscal 2004 results also include the fourth quarter consolidation of the National Welders joint venture in accordance with FIN 46R. Prior to the adoption of FIN 46R, the Company used the Equity Method of Accounting for its investment in National Welders. Accordingly, the consolidation of National Welders under FIN 46R did not have an impact on the Company’s net earnings. See Note 16 to the Consolidated Financial Statements included under Item 8. “Financial Statements and Supplementary Data” for the effect of the consolidation of National Welders on the Consolidated Financial Statements.

(4)	The results for fiscal 2003 include special and other charges of $2.9 million ($2.2 million after tax) primarily consisting of a restructuring charge ($2.7 million) related to the integration of the business acquired from Air Products & Chemicals, Inc. and costs related to the consolidation of certain hardgoods procurement functions.

(5)	The results for fiscal 2002 include: (a) a non-cash after-tax charge of $59 million representing the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,, (b) a litigation settlement charge of $8.5 million ($5.7 million after tax), and (c) a net non-recurring gain of $1.9 million ($120 thousand after tax) related to divestitures and a write-down of a business held for sale to its net realizable value.

(6)	At the end of each quarter during fiscal 2006, 2005 and 2004, the Company paid its stockholders regular quarterly cash dividends of $0.06, $0.045 and $0.04 per share, respectively. In addition, on May 23, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share payable June 30, 2006 to stockholders of record as of June 15, 2006. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

(7)	Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The reclassifications reflect the presentation of Rutland Tool as discontinued operations.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.
RESULTS OF OPERATIONS: 2006 COMPARED TO 2005
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the fiscal year ended March 31, 2006 (“fiscal 2006”) of $2.83 billion compared to $2.37 billion in the prior year (“fiscal 2005”). Net sales increased by 20% driven by strong same-store sales growth and the impact of acquisitions. Same-store sales growth contributed 11% to the increase in total sales. Same-store sales growth was driven approximately equally by pricing initiatives and higher sales volumes. Price increases were initiated in response to rising product, operating and distribution costs as well as other factors. Higher sales volumes resulted from the continued strength of the industrial economy and the continued success of the Company’s growth initiatives. Same-store sales growth of hardgoods was 13%, and gas and rent was 10%, with a majority of the Company’s business units reporting double-digit growth. Sales growth in the Gulf Coast and Southwestern portions of the U.S. was particularly strong reflecting post-hurricane demand for equipment, safety products and welding machines. Sales growth was also driven by sales of strategic products. Strategic products were identified by the Company as those expected to grow at a faster rate than the overall industrial economy and include safety products, medical, specialty, and bulk gases, as well as carbon dioxide products, such as dry ice. Accordingly, the Company has initiatives focused on promoting these products. Acquisitions continue to be an important component of the Company’s growth contributing 9% to the overall increase in net sales. The operating income margin expanded 90 basis points in the current year to 9.5% compared to 8.6% in the prior year reflecting improving cost leverage. Solid sales growth and operating expense discipline resulted in a 36% increase in earnings per diluted share from continuing operations in the current year versus the prior year.
     On December 1, 2005, the Company divested its subsidiary, Rutland Tool & Supply Co., Inc. (“Rutland Tool”). Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. Proceeds of the sale were approximately $15 million. As a result of the divestiture, the Company reflected the operating results of Rutland Tool as “discontinued operations” and recognized an after-tax loss on the sale of $1.9 million, or $0.02 per diluted share, in the current year. All periods included in this report have been restated to present Rutland Tool as discontinued operations. Rutland Tool generated annual sales of approximately $50 million and an insignificant amount of operating income. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
     Effective March 31, 2006, the Company adopted Financial Accounting Standard Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”), and recorded a $2.5 million after tax charge ($0.03 per diluted share) as a cumulative effect of a change in accounting principle. The ongoing annual expense resulting from the adoption of FIN 47 is not anticipated to be material.
     Fiscal 2006 net earnings from continuing operations were $127.5 million or $1.62 per diluted share, compared to $91.6 million, or $1.19 per diluted share in fiscal 2005. Fiscal 2006 net earnings were $123.6 million, or $1.57 per diluted share compared to $92 million, or $1.20 per diluted share, in fiscal 2005. The net earnings in fiscal 2006 were affected by the following:

•	a loss of $2.2 million ($1.4 million after tax), or $0.02 per diluted share, related to hurricanes Katrina and Rita.

•	a net loss of $1.4 million from discontinued operations principally reflecting an after tax loss of $1.9 million, or $0.02 per diluted share, on the divestiture of Rutland Tool (see comments above); and

•	an after tax charge of $2.5 million, or $0.03 per diluted share, resulting from the adoption of FIN 47, which was recorded as a cumulative effect of a change in accounting principle.
     Fiscal 2005 results were affected by acquisition integration costs related to the BOC acquisition and employee separation costs totaling $6.4 million ($4 million after tax), or $0.05 per diluted share.
     During fiscal 2006, the Company completed 13 acquisitions (including three businesses acquired by National Welders Supply Company, Inc. — “National Welders”) with combined annual sales of approximately $141 million. The aggregate purchase price paid for the 13 acquisitions and various holdback settlements was approximately $153 million. The largest of these acquisitions included the June 2005 purchase of the Industrial Products Division of LaRoche Industries, Inc. (“LaRoche”). LaRoche is a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that has been added to the All Other Operations business segment. The Company continues to look for additional acquisition opportunities to strengthen and expand its business.
     Looking forward, the Company anticipates that fiscal 2007 will be another productive year. The Company anticipates further expansion of the industrial economy during fiscal 2007 and estimates that fiscal 2007 net earnings will be approximately $1.76 to $1.84 per diluted share, including the impact of about $0.11 of stock-based compensation expense from the adoption of FASB Statement No. 123 (revised 2004), Share-Based Payment, effective April 1, 2006. Additionally, in the first quarter of fiscal 2007, the Company estimates that it will earn $0.42 to $0.44 per diluted share. The estimate of fiscal 2007 net earnings anticipates a supportive sales environment and continued success of pricing actions designed to offset rising costs. Actual fiscal 2007 net earnings may be impacted by a number of factors including continued improvement in the industrial economy, customer acceptance of price increases, the sales mix of gas and rent versus hardgoods, and the interest rate environment, among other factors. Acquisitions in fiscal 2007 could also continue to be an important component of the Company’s growth. In addition, the Company set certain long-term financial goals for fiscal 2008, including achieving annual sales of $3.3 billion and operating margins of 10%-11% of sales.

INCOME STATEMENT COMMENTARY
Net Sales
     Net sales increased 20% in fiscal 2006 compared to fiscal 2005 driven primarily by strong same-store sales growth of 11% and acquisitions. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro-forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.

(In thousands)	2006	2005	Increase
Distribution	$2,395,938	$2,035,112	$360,826	18%
All Other Operations	493,430	385,611	107,819	28%
Intercompany eliminations	(59,758)	(52,941)	(6,817)

	$2,829,610	$2,367,782	$461,828	20%

     The Distribution segment’s principal products include industrial, medical and specialty gases; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution segment sales increased 18% compared to the prior year driven by same-store sales growth of $245 million (11%) and sales contributed by both current and prior year acquisitions of $116 million. Incremental sales from acquisitions were driven by nine current year acquisitions and the impact of a full year of operations of the July 2004 acquisition of the packaged gas business of The BOC Group, Inc. (“BOC”). The increase in Distribution same-store sales resulted from higher hardgoods sales of $131 million (13%) and gas and rent sales growth of $114 million (10%). In the current year, strong volume gains in sales of safety and Radnor private label products helped drive the growth in hardgoods same-store sales. Same-store sales of safety products grew 17% in the current year benefiting from excellent execution in cross-selling and in our telesales operation, the strong industrial economy and reconstruction efforts along the Gulf Coast. Radnor products grew 26% reflecting the rollout of new products and expansion of the Company’s branch-store core stocking program to acquired locations. Same-store sales of hardgoods also benefited from pricing actions taken during the current period to offset rising product costs.
     The Distribution segment’s same-store sales growth for gas and rent of 10% was driven by price increases and volume growth. Broad pricing actions were initiated in March 2005 and November 2005 in response to rising product and delivery costs. Sales growth was achieved across nearly all major product lines, including the largest product line, industrial gases (e.g., nitrogen, oxygen, argon, acetylene, etc.). Sales of strategic products, particularly related to bulk, medical and specialty gases, also helped drive the growth in gas and rent same-store sales. Sales of bulk, medical, and specialty gases generated combined same-store sales growth of 12%. Same-store sales growth was also helped by a 31% increase in welding equipment rentals.
     The All Other Operations segment consists of the Company’s Gas Operations Division and its National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide and specialty gases. Beginning in June 2005, the division also began distributing anhydrous ammonia and related supplies, services and equipment. National Welders is a producer and distributor of industrial, medical and specialty gases based in

Charlotte, North Carolina. All Other Operations’ sales, net of intercompany eliminations, increased $101 million compared to the prior year. The acquisition of the anhydrous ammonia business from LaRoche and the subsequent formation of Airgas Specialty Products in June 2005 contributed sales of $67 million in the current year. Same-store sales growth was primarily attributable to National Welders and pricing actions taken by Airgas Specialty Products. Sales of liquid carbon dioxide and dry ice also increased modestly.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. As disclosed in Note 1 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Some companies may report certain or all of these costs as elements of their Cost of Products Sold. Consequently, gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 17% resulting from higher sales volumes, acquisitions and price increases. The gross profit margin decreased 90 basis points to 50.5% in the current year compared to 51.4% in the prior year. The decrease in the gross profit margin reflects the acquisition and subsequent growth of the lower margin anhydrous ammonia product line and a shift in sales mix.

(In thousands)	2006	2005	Increase
Distribution	$1,172,503	$1,004,828	$167,675	17%
All Other Operations	255,129	211,172	43,957	21%

	$1,427,632	$1,216,000	$211,632	17%

     The Distribution segment’s gross profits increased $168 million (17%) compared to the prior year. Distribution’s gross profit margin of 48.9% decreased 50 basis points from 49.4% in the prior year. The lower gross profit margin reflects a shift in gas sales mix, including the impact of higher sales growth of lower margin bulk gases, as well as higher same-store sales growth of lower margin hardgoods. The Distribution segments sales consisted of 51.7% gas and rent compared to 51.9% in the prior year. Pricing actions taken by the Company in the current year helped to mitigate the impact of rising product costs.
     The All Other Operations segment’s gross profits increased $44 million primarily from strong sales at National Welders and the addition of the anhydrous ammonia business in the current year. Although the gross profit dollars for the segment increased, the gross profit margin declined by 310 basis points to 51.7% from 54.8% in the prior year. The gross profit margin decline reflects the acquisition of the anhydrous ammonia product line, which carries a lower margin than other products in this segment, and competitive pressures in the market for dry ice.
Operating Expenses
     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     As a percentage of net sales, SD&A expenses decreased 170 basis points to 36.4% compared to 38.1% in the prior year resulting from improved cost leverage. SD&A expenses increased $129 million (14%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. As compared with the prior year, acquisitions contributed an estimated additional $62 million to SD&A expenses. The SD&A expenses contributed by the current year acquisitions reflect acquisition integration costs that were $1.9 million in the current year. The prior year SD&A expenses reflect a total of $6.4 million of costs associated with integrating the BOC acquisition as well as employee separation costs. The balance of the increase in SD&A expenses is primarily attributable to higher labor costs, distribution-related expenses, selling expenses and approximately $2.2 million of incremental costs resulting from hurricanes Katrina and Rita. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. The increase in distribution expenses is attributable to higher fuel costs and vehicle repair and maintenance expenses. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to support the higher sales volumes. The increase in selling expenses is attributable to higher sales levels.
     Depreciation expense of $122 million increased $17 million (16%) compared to $105 million in the prior year. Current and prior year acquisitions contributed depreciation expense of approximately $8 million. The remainder of the increase primarily reflects the current and prior year’s capital expenditures to support growth, including purchases of cylinders, bulk tanks and rental welders. Amortization expense of $5 million in the current year was consistent with the prior year.
Operating Income
     Operating income increased 33% in the current year compared to the prior year driven by higher sales levels. Cost leverage and the improved operations of the BOC business acquired in the prior year contributed to a 90 basis point increase in the operating income margin to 9.5% compared to 8.6% in the prior year.

(In thousands)	2006	2005	Increase
Distribution	$208,466	$157,239	$51,227	33%
All Other Operations	60,292	45,215	15,077	33%

	$268,758	$202,454	$66,304	33%

     Operating income in the Distribution segment increased 33% in the current year. The Distribution segment’s operating income margin increased 100 basis points to 8.7% compared to 7.7% in the prior year. The increase in the operating income margin reflects the lower operating expenses as a percentage of net sales, described above. The prior year was negatively impacted by integration costs and initial lower margins of the business acquired from BOC.
     Operating income in the All Other Operations segment increased 33% resulting primarily from the strong business momentum of National Welders as well as the acquisition of the anhydrous ammonia business from LaRoche. The segment’s operating income margin increased 50 basis points to 12.2% in the current year compared to 11.7% in the prior year. The higher operating income margin principally relates to lower operating expenses as a percentage of net sales, partially offset by the lower operating margin of the anhydrous ammonia business.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $63 million representing an increase of 13% compared to the prior year. The increase in interest expense primarily resulted from higher debt levels associated with acquisitions and higher weighted-average interest rates.
     The Company participates in a securitization agreement with two commercial banks to sell up to $250 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $244 million and $190 million at March 31, 2006 and 2005, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2006 was 53% fixed to 47% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s outstanding variable rate debt and credit rating at March 31, 2006, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1.2 million.
Income Tax Expense
     The effective income tax rate was 37.4% of pre-tax earnings compared to 36.8% in fiscal 2005. The lower tax rate in fiscal 2005 resulted from favorable changes in valuation allowances associated with state tax net operating loss carryforwards and the realization of federal and state tax credits.
Income from Continuing Operations
     Income from continuing operations was $127.5 million, or $1.62 per diluted share, compared to $91.6 million, or $1.19 per diluted share in the prior year.
Income (loss) from Discontinued Operations
     As a result of the divestiture of Rutland Tool in December 2005, the operating results of Rutland Tool have been classified as discontinued operations in all periods presented. In fiscal 2006, the Company recorded an after tax loss of $1.4 million, or $0.02 per diluted share, from discontinued operations. The after tax loss included a $1.9 million loss on the sale of Rutland Tool and net income from operations of $476 thousand. In fiscal 2005, income from discontinued operations was $464 thousand.
Cumulative Effect of a Change in Accounting Principle
     In conjunction with the adoption of FIN 47 on March 31, 2006, the Company recorded an after tax charge of $2.5 million as a cumulative effect of a change in accounting principle. The ongoing annual expense resulting from the adoption of FIN 47 is not anticipated to be material.
Net Earnings
     Net earnings in were $123.6 million, or $1.57 per diluted share, compared to $92 million, or $1.20 per diluted share, in the prior year.
     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, until June 30, 2009, the preferred stockholders have the option to exchange their 3.2 million shares of National Welders voting redeemable preferred stock either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. The weighted shares used in the fiscal 2006 diluted earnings per share calculation include the assumed conversion of National Welders’ preferred stock to Airgas common stock. In fiscal 2005 and 2004, the conversion of National Welders preferred stock to Airgas common stock was anti-dilutive. Also see Note 5 to the Consolidated Financial Statements under Item 8.

RESULTS OF OPERATIONS: 2005 COMPARED TO 2004
OVERVIEW
     The Company’s operating results for fiscal year ended March 31, 2005 (“fiscal 2005”) and fiscal year ended March 31, 2004 (“fiscal 2004”) have been restated to reflect the reclassification of the operating results of Rutland Tool as discontinued operations. The Company’s net sales for the fiscal 2005 were $2.37 billion compared to $1.86 billion in the prior year. Sales growth of $512 million was driven by acquisitions, same-store sales growth and the consolidation of National Welders. The Company estimated that acquisitions contributed sales of approximately $197 million during fiscal 2005, the largest of which was the acquisition of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”). Same-store sales growth of 9% contributed sales of approximately $187 million reflecting the rebounding economy and strength in industrial markets served by the Company. The consolidation of National Welders, effective December 31, 2003 (fiscal 2004), contributed incremental sales of $128 million in fiscal 2005.
     Fiscal 2005 net earnings were $92 million, or $1.20 per diluted share, compared to $80 million, or $1.07 per diluted share, in fiscal 2004. As discussed in the “Income Statement Commentary” below, fiscal 2005 results were affected by integration costs related to the BOC acquisition and employee separation costs totaling $6.4 million ($4 million after tax), or $0.05 per diluted share.
     Fiscal 2004 results were affected by the following:
▪	insurance-related losses of $2.8 million ($1.7 million after tax), or $0.02 per diluted share, representing the Company’s self-insurance retention associated with fire-related losses;

▪	a $1.7 million after-tax, or $0.02 per diluted share, non-recurring insurance gain recognized by National Welders; and

▪	a special charge recovery of $776 thousand ($480 thousand after tax), or $0.01 per diluted share, reflecting lower estimates of the ultimate cost of prior years’ restructuring activities.
     During fiscal 2005, the Company completed 16 acquisitions (including two businesses acquired by National Welders) with combined annual sales of approximately $260 million. The largest of the acquisitions was that of the U.S. packaged gas business of BOC, which closed on July 30, 2004. The Company acquired the BOC assets for approximately $175 million cash, plus a contingent purchase price adjustment to be paid in November 2005. The contingent purchase price ultimately paid to BOC of $20 million was determined based on the Company achieving certain financial targets that were set forth in the asset purchase agreement as well as other factors associated with the transaction. The transaction was financed through borrowings on the Company’s U.S. revolving credit facility. The acquired operations were predominately included in the Distribution segment.
     The Company had strong same-store sales and earnings growth in fiscal 2005, which benefited from continued success of the Company’s strategic product sales initiatives related to medical, bulk, specialty gases and safety products. Sales of hardgoods were especially strong during the year with significant gains related to safety products and traditional welding products, such as welding wire, rods, torches and other welding accessories. During the third fiscal quarter and into the fourth quarter, the Company experienced pressure on gross profit margins and rising operating expenses. These cost pressures factored into the Company’s decision to raise prices on a number of its product lines in March 2005.
     Effective December 31, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders and consolidated this formerly unconsolidated affiliate. Beginning January 1, 2004 and for the year ended March 31, 2005, National Welders’ operating results were reflected broadly across the income statement in the “All Other Operations” business segment with minority interest expense representing the preferred stockholders’ proportionate share of the joint venture’s operating results. For the nine months ended December 31, 2003, the Company’s portion of National Welders’ net earnings was reflected as “Equity in Earnings of Unconsolidated Affiliate.” Net earnings were not impacted by the consolidation of National Welders. See Note 16 to the Consolidated Financial Statements included under Item 8. “Financial Statements and Supplementary Data” for the effect of the consolidation of National Welders on the Consolidated Financial Statements.

INCOME STATEMENT COMMENTARY
Net Sales
     Net sales increased 28% in fiscal 2005 compared to fiscal 2004 driven primarily by acquisitions, strong same-store sales growth of 9% and the consolidation of National Welders. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro-forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.

(In thousands)	2005	2004	Increase
Distribution	$2,035,112	$1,662,363	$372,749	22%
All Other Operations	385,611	235,926	149,685	63%
Intercompany eliminations	(52,941)	(42,929)	(10,012)

	$2,367,782	$1,855,360	$512,422	28%

     Distribution segment sales increased $373 million (22%) compared to the prior year driven by acquisitions (principally the BOC acquisition) and growth in same-store sales. The BOC acquisition and other smaller acquisitions contributed estimated incremental sales of $192 million in fiscal 2005. Distribution same-store sales growth of $180 million (10%) resulted from hardgoods sales gains of $121 million (14%) and gas and rent sales growth of $59 million (6%). Hardgoods sales growth resulted from price and volume gains consistent with the solid industrial recovery across many of the markets served by the Company. For example, same-store sales of welding wire and welding accessories (e.g. welding machines, torches) increased by approximately $40 million and $25 million, respectively. The costs of welding wire and accessories were significantly impacted by rising steel prices in fiscal 2005. The Company successfully passed through the higher costs to its customers. Same-store sales of safety products increased approximately $40 million and were positively impacted by the Company’s strategy of cross-selling safety products to its broad base of customers. Radnor private label sales growth of 36% was also indicative of the success of the Company’s branch store core stocking program. The Company’s core stocking program ensures that each branch store is stocked with the most commonly demanded hardgoods products.
     Fiscal 2005 gas and rent same-store sales growth was driven by these products as well as the strengthened industrial economy. Medical gas and rent grew 5% to $169 million in fiscal 2005 driven by the strength of the Airgas Puritan Medical business model, which includes a far reaching network of locations, superior customer service and innovative programs, such as the Walk-O2-Bout™ medical cylinder program utilized by hospitals and the home healthcare market. Same-store sales of specialty gases increased 4% to $157 million in fiscal 2005. Bulk gas and rent revenues grew 10% to over $120 million reflecting higher volumes. Growth in industrial gases (e.g. oxygen, nitrogen, argon, etc.) were also solid contributors. Rental revenue was also favorably impacted by a 7% increase in welding equipment rentals and sales associated with the Company’s rental welder fleet.
     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide and specialty gases. The segment also includes the Company’s National Welders joint venture, which was consolidated effective December 31, 2003. All Other Operations’ sales, net of intercompany sales eliminations, increased $140 million, principally from the consolidation of National Welders and same-store sales growth. National Welders contributed sales of $167 million in fiscal 2005 versus $39 million in the prior year (fourth quarter only). Had National Welders been consolidated for all of fiscal 2004, it would have contributed sales of $147 million. Same-store sales growth was principally the result of higher sales volumes of liquid carbon dioxide and dry ice and industrial gas volume gains at National Welders. Dry ice sales volume gains were dampened by pricing pressure in this competitive market.

Gross Profits
     Gross profits increased 25% resulting from higher sales volumes generated by acquisitions, same-store sales growth and the consolidation of National Welders. Although the gross profit dollars were higher, the gross profit margin decreased 100 basis points to 51.4% in fiscal 2005 compared to 52.4% in fiscal 2004. The decline in the gross profit margin was partially due to lower gas margins experienced during the second half of fiscal 2005 resulting from lower margins of the acquired BOC business and higher sales of lower margin bulk gases. The pressure on margins factored into the Company’s decision to raise prices on a number of its product lines in March 2005. Related to hardgoods products, the entire industry has been impacted by the rapidly rising price of steel, a primary component of welding wire and rods. However, the gross profit margin on hardgoods was relatively consistent with the prior year as the product cost increases were effectively passed through to customers.

(In thousands)	2005	2004	Increase
Distribution	$1,004,828	$842,504	$162,324	19%
All Other Operations	211,172	129,756	81,416	63%

	$1,216,000	$972,260	$243,740	25%

     The Distribution segment’s gross profits increased $162 million (19%) compared to the prior year driven by acquisitions and same-store sales growth. The Distribution segment’s gross profit margin of 49.4% in fiscal 2005 decreased 130 basis points from 50.7% in fiscal 2004. The lower gross profit margin resulted from the higher same-store sales growth rates for hardgoods versus gas and rent. Hardgoods carry a lower gross profit margin than gas and rent and helped drive the decline in the gross profit margin. The Distribution segment’s sales consisted of 51.9% gas and rent compared to 53.1% in fiscal 2004. The gross profit margin was also impacted by lower margins from the acquired BOC business and higher sales of lower margin bulk gases. Higher cylinder maintenance and freight-in costs associated with sales growth also contributed to the lower gross profit margin.
     All Other Operations’ gross profits increased $81 million (63%) compared to the prior year primarily reflecting the consolidation of National Welders. National Welders contributed $70 million to the increase in gross profits. The remainder of the increase in gross profits reflects higher sales volumes of liquid carbon dioxide and dry ice. The All Other Operations’ gross profit margin was relatively consistent compared to the prior year.
Operating Expenses
     SD&A expenses increased $185 million (26%) compared to the prior year principally from the consolidation of National Welders and costs contributed by acquisitions. A full year of expenses related to National Welders contributed $65 million in SD&A expenses versus $16 million for the fourth quarter in the prior year. Acquisitions contributed an estimated $86 million in SD&A expenses. The remainder of the increase resulted from higher labor, utility and distribution-related expenses. Labor and utility expense increases reflected costs to fill cylinders and operate facilities to meet increased demand for products. The increase in distribution-related expenses of approximately $8 million was primarily driven by higher fuel, repair and maintenance costs. The increase in fuel costs was directly related to higher oil prices during fiscal 2005. Fiscal 2005 also included costs of $6.4 million associated with the integration of the BOC business into the Company’s operations and employee separation costs. Acquisition integration expenses were not significant during fiscal 2004. During fiscal 2004, the Company sustained fire-related losses of $2.8 million at certain of its plants. As a percentage of sales, SD&A expenses decreased 60 basis points to 38.1% versus 38.6% in the prior year driven by higher sales volumes and improving cost leverage.

     Depreciation expense of $106 million in fiscal 2005 increased $24 million (29%) compared to $82 million in fiscal 2004. National Welders contributed $9 million in additional depreciation expense and acquisitions contributed approximately $8 million. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue producing assets, including medical cylinders and bulk tanks. The Company’s lease buyout program to purchase long-lived assets subject to high cost leases also contributed to the increase in depreciation expense in fiscal 2005. Amortization expense in fiscal 2005 of $5.5 million was consistent with the prior year.
Operating Income
     Operating income increased 20% in fiscal 2005 compared to fiscal 2004 driven by higher sales and the consolidation of National Welders. The operating income margin decreased 50 basis points to 8.6% from 9.1% in the prior year.

(In thousands)	2005	2004	Increase
Distribution	$157,239	$137,213	$20,026	15%
All Other Operations	45,215	31,331	13,884	44%

	$202,454	$168,544	$33,910	20%

     The Distribution segment’s operating income margin of 7.7% in fiscal 2005 decreased 60 basis points compared to 8.3% in the prior year. BOC integration costs and employee separation costs contributed 30 basis points to the decline in the operating income margin. The decrease in the operating income margin also reflected the lower gross profit margin, described above.
     The All Other Operations segment’s operating income margin decreased 160 basis points to 11.7% from 13.3% in fiscal 2004. The decrease in the operating income margin primarily resulted from the consolidation of National Welders, which carries a lower operating income margin compared to the other businesses in the All Other Operations segment. Had National Welders been consolidated for all of fiscal 2004, the comparable operating income margin would have been 11.5%.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $56 million representing an increase of $10 million (22%) compared to the prior fiscal year. The increase in interest expense primarily resulted from higher debt levels associated with acquisitions, principally the BOC acquisition. The increase in interest expense was also driven by higher weighted-average interest rates. The consolidation of National Welders contributed $2 million to the increase in interest expense.
Income Tax Expense
     The effective income tax rate was 36.8% of pre-tax earnings in fiscal 2005 compared to 38.3% in fiscal 2004. The lower tax rate in fiscal 2005 resulted from favorable changes in valuation allowances associated with state tax net operating loss carryforwards and the realization of federal and state tax credits.
Minority Interest and Equity Earnings of Unconsolidated Affiliate
     Minority interest expense represents the portion of National Welders’ earnings applicable to the preferred stockholders of National Welders. Minority interest expense in fiscal 2005 represents a full year of expense versus one quarter in fiscal 2004, reflecting the December 31, 2003 consolidation of National Welders.
     Equity in earnings of unconsolidated affiliate in fiscal 2004 of $4.4 million represents the Company’s portion of National Welders’ net earnings through the date of consolidation. National Welders’ earnings included a $1.7 million after-tax life insurance gain in which National Welders was the named beneficiary. Prior to the date that the Company entered into the joint venture agreement with National Welders, the founders of National Welders had obtained life insurance policies on key personnel in which National Welders was the named beneficiary.
Income from Continuing Operations
     Income from continuing operations was $91.6 million in fiscal 2005, or $1.19 per diluted share, compared to $80.6 million in fiscal 2004, or $1.08 per diluted share.
Income (loss) from Discontinued Operations
     Discontinued operations (Rutland Tool) contributed income of $464 thousand in fiscal 2005 versus a net loss of $457 thousand in fiscal 2004.
Net Earnings
     Net earnings in fiscal 2005 were $92 million, or $1.20 per diluted share, compared to $80 million, or $1.07 per diluted share, in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES
Fiscal 2006 Cash Flows
     Net cash provided by operating activities increased to $362 million in fiscal 2006 compared to $222 million in fiscal 2005. Net earnings adjusted for non-cash items provided cash of $315 million versus $246 million in the prior year. The Company also increased the level of receivables sold under its trade receivables securitization program providing cash of $54 million in the current year versus $27 million in the prior year. Improved management of working capital resulted in a use of cash of $7 million in the current year versus $51 million in the prior year. Cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities in the current year included $23 million of cash provided by National Welders, which was consistent with $20 million in the prior year. Consolidated cash flows provided by operating activities were used to fund investing activities, such as capital expenditures and acquisitions.
     Net cash used in investing activities totaled $345 million during the current year and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures were $214 million in the current period (including $21 million at National Welders) of which $87 million relates to spending for cylinders, bulk tanks and rental welding machines. These capital expenditures reflect investments to support the Company’s sales growth initiatives. Cash of $153 million was paid in the current year for 13 acquisitions and holdback settlement payments, primarily related to $20 million paid for the BOC contingent purchase price. Cash of approximately $15 million was received from the divestiture of Rutland Tool.
     Financing activities used net cash of $15 million. Uses of cash included net debt repayments of $38 million, treasury stock purchases of $13 million and dividend payments of $18 million. Sources of cash included proceeds from stock option exercises of $20 million and, as described below, cash of $21 million was provided by National Welders’ minority stockholders’ note prepayment, the proceeds of which were used to repay National Welders’ Term Loan B.
     In June 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to pay-off its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. In connection with the note prepayment, National Welders terminated an interest rate swap agreement that converted the variable rate Term Loan B to a fixed interest rate. The preferred stockholders reimbursed National Welders $700 thousand for the fee to terminate the interest rate swap agreement. Also see Note 20 to the Consolidated Financial Statements.
Dividends
     At the end of each quarter during fiscal 2006, 2005 and 2004, the Company paid its stockholders regular quarterly cash dividends of $0.06, $0.045 and $0.04 per share, respectively. On May 23, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, which is payable on June 30, 2006 to stockholders of record as of June 15, 2006. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Stock Repurchase Plan
     In November 2005, the Company announced that its Board of Directors approved a stock repurchase plan. The stock repurchase plan authorizes the Company to repurchase up to $150 million of its common stock over a three year period. During fiscal 2006, the Company repurchased 370 thousand shares for cash of $12.8 million.
Financial Instruments
Senior Credit Agreement
     The Company has unsecured senior credit facilities with a syndicate of lenders under a credit agreement (the “Credit Agreement”) that provides a U.S. dollar revolving credit line of $308 million, a Canadian credit line of $50 million (U.S. $42 million) and a term loan. The Credit Agreement has a maturity date of January 14, 2010. As of March 31, 2006, the Company had revolving credit borrowings of $92 million bearing an effective interest rate of 5.74%, and Canadian borrowings of $24 million (U.S. $20 million) bearing an effective interest rate of 4.79%. Outstanding borrowings under the term loan at March 31, 2006 were $81 million bearing an effective interest rate of 5.93%. The U.S. dollar borrowings bear interest at LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of March 31, 2006, the Company also had commitments under letters of credit of $35 million, of which $1 million was supported by the Credit Agreement and $34 million was supported by an arrangement with another financial institution.
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
Money Market Loans
     In January 2006, the Company received an advance of $25 million under an agreement with a financial institution. The agreement, which expires on October 31, 2006, provides the Company with access to short term advances not to exceed $25 million for a maximum term of 90 days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2006, the Company had an outstanding advance of $25 million, due April 3, 2006 bearing interest at an annual rate of 5.26%. The advance was reflected in the “current portion of long-term debt” in the Consolidated Balance Sheet. On April 3, 2006, the advance was refinanced with a new advance in the amount of $25 million for a term of 84 days bearing interest at 5.58%.
Medium-Term Notes
     At March 31, 2006, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes have been presented in the current portion of long-term debt. It is the Company’s intention to refinance the notes upon maturity with borrowings under its senior credit agreement. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

Senior Subordinated Notes
     At March 31, 2006, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.
     At March 31, 2006, the Company also had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount. The Company may exercise the call provision during fiscal 2007 or thereafter depending on capital market conditions and other factors. If the call provision is exercised, the Company estimates that it would recognize a pre-tax charge of $12 million and annual interest expense savings of $4 million based on effective interest rates at March 31, 2006.
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
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2006, acquisition and other notes totaled approximately $3 million with interest rates ranging from 5% to 8.5%.
Total Borrowing Capacity
     As of March 31, 2006, the Company had additional availability under its Credit Agreement of approximately $237 million, limited by the size of the facility. Some of the Company’s financial instruments (principally the Credit Agreement and the Senior Subordinated Notes) contain covenants requiring the Company to maintain certain leverage and coverage ratios. These covenants serve to limit the total amount of debt that the Company may incur. Based on limitations imposed by these financial covenants, the Company may incur up to an additional $506 million of debt at March 31, 2006, including the $237 million noted above. Should the Company’s financing requirements exceed amounts available under the Credit Agreement, the Company believes that it could obtain these funds on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.
     The Company continues to look for acquisition candidates. The Company’s financial instruments require that covenant calculations include the pro forma results of acquired businesses. Therefore, borrowing capacity is not reduced dollar-for-dollar with acquisition financing.

Financial Instruments of the National Welders Joint Venture
     Pursuant to the requirements of FASB’s Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), the Company’s Consolidated Balance Sheets at March 31, 2006 and 2005 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.
     National Welders has a credit agreement (the “NWS Credit Agreement”) that provides for a revolving credit line and several term loans. At March 31, 2006, National Welders had borrowings under its revolving credit line of $51 million, under Term Loan A of $15 million, and under Term Loan C of $1.6 million. The revolving credit line provides funding up to $74 million and matures in August 2008. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term loan B was repaid in its entirety in June 2005 with the proceeds from the minority stockholders’ prepayment of its notes due to National Welders (see Note 20 to the Consolidated Financial Statements). Term Loan C matures in September 2006. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.
     The variable interest rate applicable to Term Loan A and the revolving credit line range from LIBOR plus 70 to 145 basis points based on National Welders’ leverage ratio. At March 31, 2006 and 2005, the effective interest rate for Term Loan A and the revolving credit line was 5.70% and 4.85%, respectively. Term Loan C bears a fixed interest rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its Credit Agreement of approximately $24 million at March 31, 2006.
     As of March 31, 2006, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $31 million, non-current assets, principally equipment, totaling $92 million, and Airgas common stock with a market value of $37 million classified as treasury stock and carried at cost of $370 thousand. Term Loan C is secured by a production facility, which had a net book value of approximately $22 million at March 31, 2006.
Trade Receivables Securitization
     The Company participates in a securitization agreement with two commercial banks to sell up to $250 million of qualifying trade receivables. The agreement expires in February 2008, but may be renewed subject to provisions contained in the agreement. During the twelve months ended March 31, 2006, the Company sold, net of its retained interest, $2.41 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2.36 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $244 million at March 31, 2006 and $190 million at March 31, 2005.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At March 31, 2006, the Company was party to two interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $50 million in notional principal amount. These swap agreements require the Company to make fixed interest payments based on an average effective rate of 4.15% and receive variable interest payments from its counterparties based on one-month LIBOR, which was 4.70% at March 31, 2006. The remaining term of each of these swap agreements is 3.1 years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 53% fixed to 47% variable at March 31, 2006. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at March 31, 2006, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1.2 million.

OTHER
Critical Accounting Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and business insurance reserves. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2006, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.
Trade Receivables
     The Company maintains an allowance for doubtful accounts, which encompasses all elements of dilution such as sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts at least monthly. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. No individual customer accounts for more than 0.5% of the Company’s annual sales. Historically, the Company’s accounts receivable write-offs have generally been in the range of 0.3% to 0.6% of sales.
Inventories
     The Company’s inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory has long shelf lives and is not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns approximately four times per year.

Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year or whenever indicators of impairment exist. Goodwill impairment is recognized when the carrying value of a reporting unit exceeds its “implied fair value.” Implied fair value is estimated based on a discounted cash flow analysis for each reporting unit. The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts, which are the same budgets and forecasts used for managing operations, awarding management bonuses and seeking alternative or additional financing. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs, and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. Terminal values reflect an assumed perpetual growth rate consistent with long-term expectations for inflation. The discount rate used to determine the present value of the estimated future cash flows is a risk adjusted rate consistent with the weighted average cost of capital of peer group companies for a term equal to the forecast period.
     The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. Based on the October 31, 2005 assessment, the Company does not expect that such changes would result in the recognition of goodwill impairment in the Company’s reporting units.
Business Insurance Reserves
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During fiscal years 2006 and 2005, these programs had self-insured retention of $500 thousand per occurrence and an additional annual aggregate retention for the next $2.2 million and $1.7 million, respectively, of claims in excess of $500 thousand. For fiscal year 2007, the self-insured retention has been raised to $1 million per occurrence with no additional aggregate retention. The Company’s exposure to loss under the fiscal 2006 and fiscal 2007 programs are actuarially equivalent. The Company reserves for its self-insured retention based on individual claim evaluations performed by a qualified third party administrator. The third party administrator establishes loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed,” through actuarial computations, to reflect the expected ultimate loss for the known claims, as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns, insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s self-insurance retention are evaluated monthly. Semi-annually, the Company obtains a third party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws, and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s self-insured retention. Accordingly, the ultimate resolution of open claims may be for amounts more or less than the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Historically, business insurance expense has generally been in the range of 0.8% to 1.2% of sales.

Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company’s contractual obligations and off-balance sheet arrangements as of March 31, 2006:

(In thousands)		Payments Due by Period
Contractual and Off-Balance Sheet		Less than 1			More than 5
Obligations	Total	Year	1 to 3 Years	3 to 5 Years	Years

Obligations reflected on the March 31, 2006 Balance Sheet:
Long-term debt (1)	$767,627	$131,901	$64,664	$194,453	$376,609
Estimated interest payments on long-term debt (2)	241,595	49,852	81,136	65,736	44,871
Estimated payments (receipts) on interest rate swap agreements (3)	(963)	(275)	(550)	(138)	—

Off-balance sheet obligations as of March 31, 2006:
Operating leases (4)	189,367	55,825	79,892	41,532	12,118
Trade receivables securitization (5)	244,200	—	244,200	—	—
Estimated discount on securitization (6)	23,870	12,454	11,416	—	—
Letters of credit (7)	34,752	34,752	—	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	666,834	80,588	112,659	109,485	364,102
Liquid carbon dioxide supply agreements (9)	160,632	13,260	18,416	15,456	113,500
Ammonia supply agreements (10)	9,956	9,956	—	—	—
Other purchase commitments (11)	16,078	15,661	278	139	—

Total	$2,353,948	$403,974	$612,111	$426,663	$911,200

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2006. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. See Note 10 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2006. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on interest rates as of March 31, 2006. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

(4)	The Company’s operating leases include approximately $109 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $14 million related to its leased vehicles.

(5)	The Company participates in a securitization agreement with two commercial banks to sell up to $250 million of qualifying trade receivables. The agreement expires in February 2008, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, eligible trade receivables are sold to two commercial banks through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings on its revolving credit facilities. The securitization agreement is a form of off-balance sheet financing. Also see Note 13 to the Consolidated Financial Statements.

(6)	The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market interest rates. The estimated discount in future periods is based on receivables sold and interest rates as of March 31, 2006. The actual discount recognized in future periods may differ materially from those presented above based on actual amounts of receivables sold and market rates.

(7)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. These claims are supported by an arrangement with a financial institution.

(8)	In connection with the Air Products acquisition, the Company entered into a 15-year take-or-pay supply agreement, expiring September 1, 2017, under which Air Products will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the BOC supply agreements noted below. Additionally, the Company has commitments to purchase helium under the terms of the supply agreement. Based on the volume of fiscal 2006 purchases, the Air Products supply agreement represents approximately $47 million in annual liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2006 purchases.

In July 2004, the Company entered into a 15-year take-or-pay supply agreement with BOC to purchase oxygen, nitrogen, argon and helium. The agreement was entered into in conjunction with the July 2004 acquisition of BOC’s U.S. packaged gas business. The agreement will expire in July 2019. The 2004 BOC agreement represents approximately $7 million in annual bulk gas purchases. Prior to the acquisition, the Company purchased oxygen, nitrogen, argon and helium under an agreement with BOC which expires in February 2007. Minimum purchases through February 2007 under the pre-acquisition supply agreement are approximately $19 million.

Both the Air Products and BOC supply agreements contain market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(9)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The aggregate obligations under the supply agreements represent approximately 20% of the Company’s annual carbon dioxide requirements. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2006 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(10)	The Company purchases ammonia from a variety of sources. With two of those sources, the Company has minimum purchase commitments under supply agreements. One agreement expires in June 2006. The other agreement is perpetual pending a 180 day written notification of termination from either party.

(11)	Other purchase commitments primarily include property, plant and equipment expenditures.
New Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), as an amendment to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires that grants of employee stock options, including options to purchase shares under employee stock purchase plans, be recognized as compensation expense based on their fair values. SFAS 123R is effective for annual periods beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 123R effective April 1, 2006 using the “modified prospective” method in which compensation cost is recognized from the date of adoption forward for both new awards and the portion of any previously granted awards that vest after the date of adoption. Prior periods are not restated under the modified prospective method of adoption. The Company will continue to utilize the Black-Scholes option pricing model to estimate the value of stock-based awards. The Company has evaluated the impact of adoption of SFAS 123R on its results of operations and financial position. The estimated impact of adopting SFAS 123R in fiscal 2007 is expected to reduce diluted earnings per share by about $0.11. See Note 15 to the Consolidated Financial Statements for the pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation in fiscal 2006, 2005 and 2004.
     In November 2004, the FASB issued SFAS 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151, which the Company is required to adopt as of April 1, 2006, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The statement requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. Since the Company performs limited manufacturing, the adoption of SFAS 151 will not have a material impact on its results of operations, financial position or liquidity.
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company is required to adopt SFAS 153 as of April 1, 2006. The adoption of SFAS 153 will not have a material impact on the Company’s consolidated results of operations and financial position.

     On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable. SFAS 154 replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years for the Company beginning April 1, 2006.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. SFAS 155 addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS 155 will have on its results of operations, financial position or liquidity.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS 156 will have on its results of operations, financial position or liquidity.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the identification of products that will grow at a faster rate than the overall economy; the Company’s belief that the ongoing annual expense resulting from the adoption of FIN 47 is not anticipated to be material; the Company’s ability to identify acquisition opportunities and expand its business; the expectation that fiscal 2007 will be another productive year; further expansion of the industrial economy in fiscal 2007; the Company’s estimate of fiscal 2007 net earnings of $1.76 to $1.84 per diluted share; the Company’s estimate that net earnings in its fiscal 2007 first quarter will be $0.42 to $0.44 per diluted share; the Company’s estimate of fiscal 2007 stock-based compensation expense of $0.11 per diluted share; the continued success of pricing actions designed to offset rising costs; fiscal 2008 financial goals of annual sales of $3.3 billion and operating margins of 10% to 11% of sales; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $1.2 million; the future payment of dividends; the repurchase of $150 million of the Company’s common stock over a three-year period; the Company’s estimate that it would recognize a pre-tax charge of $12 million and annual interest savings of $4 million resulting from the exercise of the call provision on the 2001 Notes; the Company’s belief that it could obtain financing at reasonable terms in excess of amounts available under its Credit Agreement; the ability to manage exposure to changes in market interest rates; the performance of counterparties under interest rate swap agreements; the reasonableness and accuracy of estimates of the implied fair value of the Company’s reporting units; the Company’s belief that future goodwill impairment would be unlikely despite changes in the assumptions utilized in the annual impairment analysis; the estimated ultimate loss related to the Company’s self-insured retention; the estimate of future interest and principal payments for financial instruments contained in “Contractual Obligations and Off-Balance Sheet Arrangements”; the Company’s belief that the minimum product purchases under its liquid bulk gas and carbon dioxide supply agreements are within the Company’s normal product purchases; the Company’s estimates of purchase commitments associated with product supply agreements; and the Company’s belief that, if a contractual arrangement with any supplier of gases, raw materials or hardgoods was terminated, it would be able to locate alternative sources of supply without disruption of service.

     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s products and/or the inability to identify products that will grow at a faster rate than the overall economy; the identification of new asset retirement obligations and/or the valuation of asset retirement obligations in future periods; the inability to identify acquisition candidates and consummate acquisitions; an economic downturn (including adverse changes in the specific markets for the Company’s products); actual earnings in the first quarter of fiscal 2007 and/or in fiscal 2007 falling outside the Company’s range of estimates; more or less stock-based compensation expense in fiscal 2007 resulting from changes in Black-Scholes computations and input variables or changes in expected option grants; rising product costs and the inability to pass those costs on to customers and the impact on gross profit margin; the inability of the Company to attain its fiscal 2008 financial goals; higher than estimated interest expense resulting from increases in LIBOR and/or changes in the Company’s credit rating; the inability to obtain alternative supply sources to adequately meet customer demand; the inability to take delivery of minimum product purchases under the liquid bulk gas and liquid carbon dioxide supply agreements; the Company’s inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; disruption to the Company’s business from integration problems associated with acquisitions; a lack of available cash flow necessary to pay future dividends or repurchase common stock; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing; actual charges and interest savings that vary from those estimated by the Company related to exercising the call provision of the 2001 Notes; the inability to manage interest rate exposure; defaults by counterparties under interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; future goodwill impairment due to changes in assumptions used in the annual impairment analysis; changes in actuarial assumptions and their impact on the ultimate loss related to the Company’s self-insured retention; changes in customer demand and the impact on the Company’s ability to meet minimum purchases under take-or-pay supply agreements; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing agreements, the Company’s ratio of fixed to variable rate debt was 53% to 47% at March 31, 2006. The ratio includes the effect of the fixed and variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2006. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal year of Maturity
								Fair
(In millions)	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed Rate Debt
Medium-term notes	$100	$—	$—	$—	$—	$—	$100	$101
Interest expense	$4	$—	$—	$—	$—	$—	$4
Average interest rate	7.75%

Acquisition and other notes	$—	$1	$—	$2	$—	$—	$3	$3
Interest expense	$0.1	$0.1	$0.1	$0.1	$—	$—	$0.4
Average interest rate	5.62%	5.89%	5.65%	5.94%

Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$225	$225	$238
Interest expense	$21	$21	$21	$21	$21	$10	$115
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$148
Interest expense	$9	$9	$9	$9	$9	$34	$79
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Term loan C	$2	$—	$—	$—	$—	$—	$2	$2
Interest expense	$0.1	$—	$—	$—	$—	$—	$0.1
Interest rate	7.00%

	Fiscal year of Maturity
								Fair
(In millions)	2007	2008	2009	2010	2011	Thereafter	Total	Value

Variable Rate Debt
Revolving credit facilities	$—	$—	$—	$112	$—	$—	$112	$112
Interest expense	$6	$6	$6	$5	$—	$—	$23
Interest rate (a)	5.57%	5.57%	5.57%	5.57%

Term loan	$15	$15	$21	$30	$—	$—	$81	$81
Interest expense	$4	$4	$3	$1	$—	$—	$12
Interest rate (a)	5.93%	5.93%	5.93%	5.93%

Money market loans	$25	$—	$—	$—	$—	$—	$25	$25
Interest expense	$0.8	$—	$—	$—	$—	$—	$0.8
Interest rate (a)	5.26%

National Welders:
Revolving credit facility	$—	$—	$51	$—	$—	$—	$51	$51
Interest expense	$2.9	$2.9	$1.2	$—	$—	$—	$7.0
Interest rate (a)	5.70%	5.70%	5.70%

Term loan A	$3	$12	$—	$—	$—	$—	$15	$15
Interest expense	$0.8	$0.7	$—	$—	$—	$—	$1.5
Interest rate (a)	5.70%	5.70%

	Fiscal year of Maturity
								Fair
(In millions)	2007	2008	2009	2010	2011	Thereafter	Total	Value

Interest Rate Swaps:
US $ denominated Swaps:
2 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$—	$—	$50	$—	$—	$50	$(1.4)
Swap payments/(receipts)	$(0.3)	$(0.3)	$(0.3)	$(0.1)	$—	$—	$(1.0)
Variable Receive rate = 4.70% (1-month LIBOR)
Weighted average pay rate = 4.15%

Other Off-Balance Sheet
LIBOR-based agreements:
Trade receivable securitization (b)	$—	$244	$—	$—	$—	$—	$244	244
Discount on securitization	$12	$11	$—	$—	$—	$—	$23

(a)	The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of March 31, 2006. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of March 31, 2006.

(b)	The agreement expires in February 2008, but is subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2006, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries of the Company are funded with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-58 of the report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an assessment, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclose.
(b) Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2006, the Company’s internal controls over financial reporting were effective. (See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, herein). Management’s assessment, however, does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”), which contributed approximately 7% of consolidated net sales and 11% of consolidated assets. The system of internal control over financial reporting of National Welders, which has been consolidated by the Company since the December 31, 2003 adoption of FIN 46, Consolidation of Variable Interest Entities, is the responsibility of National Welders’ management. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders. Accordingly, management’s assessment of internal control has been limited to the system of internal control of Airgas, Inc. and its subsidiaries. Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting, as of March 31, 2006, has been audited by KPMG LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.
(c) Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
     The biographical information of the Company’s directors appearing in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information under “Board of Directors and Committees,” “Executive Compensation” and “Certain Transactions” appearing in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information required by this Item is set forth in the section headed “Security Ownership” appearing in the Company’s Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is set forth in the Proxy Statement under the section “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.
     The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Accountants” and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) and (2):
     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company’s September 30, 1999 Quarterly Report on Form 10-Q).

4.1	Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2001 Quarterly Report on Form 10-Q).

4.2	First Amendment, dated December 31, 2001, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2001 Quarterly Report on Form 10-Q).

4.3	Second Amendment, dated August 20, 2002, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.3 to the Company’s March 31, 2003 Report on Form 10-K).

4.4	Third Amendment, dated May 2, 2003, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.4 to the Company’s March 31, 2003 Report on Form 10-K).

4.5	Fourth Amendment, dated February 6, 2004, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 2003 Quarterly Report on Form 10-Q).

Exhibit No.	Description
4.6	The Eleventh Amended and Restated Credit Agreement dated as of January 14, 2005 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Administration Agent and The Bank of Nova Scotia as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2004 Quarterly Report on Form 10-Q).

4.7	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.8	Form of Airgas, Inc. Medium-Term Note (Fixed Rate). (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.9	Form of Airgas, Inc. Medium-Term Note (Floating Rate). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.10	Indenture, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, related to the 9.125% Senior Subordinated Notes due 2011 (including exhibits). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.11	Exchange and Registration Rights Agreement, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 9.125% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.12	Indenture, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

4.13	Exchange and Registration Rights Agreement, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

There are no other instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

4.14	Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-A filed on April 28, 1997).

Exhibit No.	Description
4.15	First Amendment, dated November 12, 1998, to the Rights Agreement dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 1998 Quarterly Report on Form 10-Q).

*10.1	Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.2	1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995. (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.3	2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-69214 dated September 10, 2001).

*10.4	2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-107872 dated August 12, 2003).

*10.5	Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas. (Incorporated by reference to Exhibit 2.1 to the Company’s June 28, 1996 Report on Form 8-K).

*10.6	Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland. (Incorporated by reference to Exhibit 10.9 to the Company’s March 31, 1997 Report on Form 10-K).

*10.7	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

*10.8	1997 Directors’ Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy statement on Form DEF14A dated June 28, 2004).

*10.9	Employee Benefits Trust Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 1999 Report on Form 10-K).

*10.10	Employee Benefits Trust Amendment Letter, dated March 7, 2000, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.13 to the Company’s March 31, 2000 Report on Form 10-K).

Exhibit No.	Description
*10.11	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

*10.12	Change of Control Agreement between Airgas, Inc. and Peter McCausland dated March 17, 1999. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2005 Form 10-K). Nine other Executive Officers are parties to substantially identical agreements.

*10.13	Separation Agreement and General Release of All Claims between Airgas, Inc. and Glenn M. Fischer effective as of January 14, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2005).

*10.14	Airgas, Inc. 2004 Executive Bonus Plan. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2005 Form 10-K).

11	Statement re: computation of earnings per share.

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas, Inc. (Registrant)

By:	/s/ Peter McCausland

Peter McCausland
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter McCausland	Director, Chairman of the Board,	June 14, 2006
President and Chief Executive Officer

(Peter McCausland)

/s/ Roger F. Millay	Senior Vice President and	June 14, 2006
Chief Financial Officer

(Roger F. Millay)	(Principal Financial Officer)

/s/ Robert M. McLaughlin	Vice President and Controller	June 14, 2006
(Principal Accounting Officer)

(Robert M. McLaughlin)

/s/ William O. Albertini	Director	June 14, 2006

(William O. Albertini)

/s/ W. Thacher Brown	Director	June 14, 2006

(W. Thacher Brown)

/s/ James W. Hovey	Director	June 14, 2006

(James W. Hovey)

Signature	Title	Date
/s/ Richard C. Ill	Director	June 14, 2006

(Richard C. Ill)

/s/ Paula A. Sneed	Director	June 14, 2006

(Paula A. Sneed)

/s/ David M. Stout	Director	June 14, 2006

(David M. Stout)

/s/ Lee M. Thomas	Director	June 14, 2006

(Lee M. Thomas)

/s/ Robert L. Yohe	Director	June 14, 2006

(Robert L. Yohe)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas East, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James A. Muller	President and Director	June 14, 2006
(Principal Executive Officer)

(James A. Muller)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 14, 2006

(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Great Lakes, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Ziegler	President and Director	June 14, 2006
(Principal Executive Officer)

(Michael Ziegler)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 14, 2006

(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Mid America, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Robert Hilliard	President and Director	June 14, 2006
(Principal Executive Officer)

(J. Robert Hilliard)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 14, 2006

(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas North Central, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Stark	President and Director	June 14, 2006
(Principal Executive Officer)

(Ronald Stark)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 14, 2006

(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas South, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. Jay Sullivan	President and Director	June 14, 2006
(Principal Executive Officer)

(L. Jay Sullivan)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 14, 2006

(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Gulf States, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry B. Coker, III	President and Director	June 14, 2006
(Principal Executive Officer)

(Henry B. Coker, III)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 14, 2006

(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Mid South, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Michael Duvall	President and Director	June 14, 2006
(Principal Executive Officer)

(D. Michael Duvall)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Max D. Hooper	Director	June 14, 2006

(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Intermountain, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Doug Jones	President and Director	June 14, 2006
(Principal Executive Officer)

(Doug Jones)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Max D. Hooper	Director	June 14, 2006

(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Nor Pac, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel L. Tatro	President and Director	June 14, 2006
(Principal Executive Officer)

(Daniel L. Tatro)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Max D. Hooper	Director	June 14, 2006

(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Northern California & Nevada, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James D. McCarthy	President and Director	June 14, 2006
(Principal Executive Officer)

(James D. McCarthy)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Max D. Hooper	Director	June 14, 2006

(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Southwest, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Brent Sparks	President and Director	June 14, 2006
(Principal Executive Officer)

(J. Brent Sparks)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Max D. Hooper	Director	June 14, 2006

(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas West, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Glen Irving	President and Director	June 14, 2006
(Principal Executive Officer)

(Glen Irving)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/Max D. Hooper	Director	June 14, 2006

(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Safety, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don Carlino	President and Director	June 14, 2006
(Principal Executive Officer)

(Don Carlino)

/s/ Michael L. Molinini	Director	June 14, 2006

(Michael L. Molinini)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Carbonic, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Philip J. Filer	President and Director	June 14, 2006
(Principal Executive Officer)

(Philip J. Filer)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Peter McCausland	Director	June 14, 2006

(Peter McCausland)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Specialty Gases, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Russo	President and Director	June 14, 2006
(Principal Executive Officer)

(William Russo)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Michael E. Rohde	Director	June 14, 2006

(Michael E. Rohde)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Nitrous Oxide Corp. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ted Schulte	President and Director	June 14, 2006
(Principal Executive Officer)

(Ted Schulte)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Red-D-Arc Inc. (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mitch M. Imielinski	President and Director	June 14, 2006
(Principal Executive Officer)

(Mitch M. Imielinski)

/s/ Robert M. McLaughlin	Vice President and Director	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 14, 2006

(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

ATNL, Inc. (Registrant)

By:	/s/ Melanie Andrews

Melanie Andrews President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Melanie Andrews	President	June 14, 2006
(Principal Executive Officer/

(Melanie Andrews)	Principal Financial Officer/
Principal Accounting Officer)

/s/ Robert M. McLaughlin	Director	June 14, 2006

(Robert M. McLaughlin)

/s/ Joseph C. Sullivan	Director	June 14, 2006

(Joseph C. Sullivan)

/s/ Keith R. Sattesahn	Director	June 14, 2006

(Keith R. Sattesahn)

/s/ Gordon W. Stewart	Director	June 14, 2006

(Gordon W. Stewart)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2006

Airgas Data, LLC (Registrant)

By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin Vice President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carey M. Verger	President and Member	June 14, 2006
(Principal Executive Officer)

(Carey M. Verger)

/s/ Robert M. McLaughlin	Vice President	June 14, 2006
(Principal Financial Officer/

(Robert M. McLaughlin)	Principal Accounting Officer)

AIRGAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY
     Management of Airgas, Inc. and subsidiaries (the “Company”) has prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The statements are prepared in conformity with U.S. generally accepted accounting principles. The financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.
     Management maintains a system of internal control, which includes internal control over financial reporting, at each business unit. However, this system of internal control does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”). As disclosed in Note 16 to the accompanying financial statements, National Welders is a joint venture formed in 1996 that has been consolidated since the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, on December 31, 2003. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders. The Company’s system of internal control is designed to provide reasonable assurance that records are maintained in reasonable detail to properly reflect transactions and permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, that transactions are executed in accordance with management’s and the Board of Directors’ authorization, and that unauthorized transactions are prevented or detected on a timely basis such that they could not materially affect the financial statements. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.
     Management has evaluated the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s Report on Internal Control Over Financial Reporting, which does not extend to the internal control of National Welders, is included herein. KPMG LLP, an Independent Registered Public Accounting Firm, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as the Company’s financial statements. The Reports of Independent Registered Public Accounting Firm, which express opinions on both management’s assessment of the Company’s internal control over financial reporting and the fair presentation of the Company’s financial position at March 31, 2006 and 2005 and the results of operations and cash flows for the three-year period ended March 31, 2006, appear herein.
     The Audit Committee of the Board of Directors, consisting solely of independent Directors, meets regularly (jointly and separately) with the Independent Registered Public Accounting Firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.
Airgas, Inc.

/s/ Peter McCausland	/s/ Roger F. Millay

Peter McCausland	Roger F. Millay
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
June 14, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This responsibility, however, does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”), which represented approximately 11% of total assets and 7% of net sales. The system of internal control over financial reporting of National Welders, which has been consolidated by the Company since the December 31, 2003 adoption of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, is the responsibility of National Welders’ management. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders and the Company does not, in practice, have the ability to assess those controls. Accordingly, management’s assessment of internal control has been limited to the system of internal control of Airgas, Inc. and its subsidiaries.
     Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2006, the Company’s internal control over financial reporting was effective. KPMG LLP, an Independent Registered Public Accounting Firm, as stated in their report, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006.
Airgas, Inc.

/s/ Peter McCausland	/s/ Roger F. Millay

Peter McCausland	Roger F. Millay
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Airgas, Inc.:
     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
     In 2006, the Company changed its method of accounting for conditional asset retirement obligations pursuant to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Effective December 31, 2003, the Company changed its method of accounting for variable interest entities pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.
/s/ KPMG LLP
Philadelphia, Pennsylvania
June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Airgas, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing herein, that Airgas, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Management’s assessment did not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”), which has been consolidated by the Company in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. National Welders’ total assets and net sales represent 11% and 7%, respectively, of the related consolidated amounts as of and for the year ended March 31, 2006. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders, and the Company does not have the ability in practice to assess those controls. Our audit of internal control over financial reporting of Airgas, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of National Welders.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airgas, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended March 31, 2006, and the related financial statement schedule, and our report dated June 14, 2006, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
     In 2006, the Company changed its method of accounting for conditional asset retirement obligations pursuant to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Effective December 31, 2003, the Company changed its method of accounting for variable interest entities pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.
/s/ KPMG LLP
Philadelphia, Pennsylvania
June 14, 2006

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	Years Ended March 31,
	2006	2005	2004
Net Sales	$2,829,610	$2,367,782	$1,855,360

Cost and Expenses
Cost of products sold (excluding depreciation expense)	1,401,978	1,151,782	883,100
Selling, distribution and administrative expenses	1,031,332	902,468	717,045
Depreciation	122,396	105,614	82,058
Amortization (Note 8)	5,146	5,464	5,389
Special charges (recoveries), net (Note 4)	—	—	(776)

Total costs and expenses	2,560,852	2,165,328	1,686,816

Operating income	268,758	202,454	168,544

Interest expense, net (Note 17)	(53,812)	(51,245)	(42,357)
Discount on securitization of trade receivables (Note 13)	(9,371)	(4,711)	(3,264)
Other income (expense), net	2,462	1,129	1,472

Earnings from continuing operations before income taxes, minority interest and equity earnings	208,037	147,627	124,395

Income taxes (Note 18)	(77,866)	(54,261)	(47,659)
Minority interest in earnings of consolidated affiliate	(2,656)	(1,808)	(452)
Equity in earnings of unconsolidated affiliate	—	—	4,365

Income from continuing operations before the cumulative effect of a change in accounting principle	127,515	91,558	80,649
Income (loss) from discontinued operations, net of tax (Note 3)	(1,424)	464	(457)
Cumulative effect of a change in accounting principle, net of tax (Note 2)	(2,540)	—	—

Net Earnings	$123,551	$92,022	$80,192

NET EARNINGS PER COMMON SHARE (NOTE 5)
BASIC
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$1.66	$1.22	$1.11
Earnings (loss) from discontinued operations	(0.02)	0.01	(0.01)
Cumulative effect of a change in accounting principle	(0.03)	—	—

Net earnings per share	$1.61	$1.23	$1.10

DILUTED
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$1.62	$1.19	$1.08
Earnings (loss) from discontinued operations	(0.02)	0.01	(0.01)
Cumulative effect of a change in accounting principle	(0.03)	—	—

Net earnings per share	$1.57	$1.20	$1.07

Weighted average shares outstanding:
Basic	76,624	74,911	72,761

Diluted	81,152	76,957	74,672

Comprehensive income	$125,693	$97,197	$82,488

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands)	2006	2005
ASSETS
Current Assets
Cash	$34,985	$32,640
Trade receivables, less allowances for doubtful accounts of $14,782 in 2006 and $11,108 in 2005 (Note 13)	132,245	148,834
Inventories, net (Note 6)	229,523	221,609
Deferred income tax asset, net (Note 18)	30,141	26,263
Prepaid expenses and other current assets	31,622	36,911

Total current assets	458,516	466,257

Plant and equipment at cost (Note 7)	2,191,673	1,971,218
Less accumulated depreciation	(792,916)	(701,876)

Plant and equipment, net	1,398,757	1,269,342

Goodwill (Note 8)	566,074	511,196
Other intangible assets, net (Note 8)	26,248	16,507
Other non-current assets	24,817	28,561

Total assets	$2,474,412	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$143,752	$143,208
Accrued expenses and other current liabilities (Note 9)	200,001	183,132
Current portion of long-term debt (Note 10)	131,901	6,948

Total current liabilities	475,654	333,288

Long-term debt, excluding current portion (Note 10)	635,726	801,635
Deferred income tax liability, net (Note 18)	327,818	282,186
Other non-current liabilities	30,864	24,391
Minority interest in affiliate (Note 16)	57,191	36,191
Commitments and contingencies (Note 22)

Stockholders’ Equity (Note 14)
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding in 2006 and 2005	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 78,569 and 77,467 shares issued in 2006 and 2005, respectively	786	775
Capital in excess of par value	289,598	257,042
Retained earnings	665,158	560,056
Accumulated other comprehensive income	4,751	2,609
Treasury stock 1,292 and 1,356 common shares at cost in 2006 and 2005, respectively	(13,134)	(3,765)
Employee benefits trust, no shares and 338 common shares at cost in 2006 and 2005, respectively	—	(2,545)

Total stockholders’ equity	947,159	814,172

Total liabilities and stockholders’ equity	$2,474,412	$2,291,863

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2006, 2005, and 2004
	Shares of				Accumulated
	Common		Capital in		Other		Employee
	Stock $0.01	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	Comprehensive
(In thousands)	Par Value	Stock	Par Value	Earnings	Income (Loss)	Stock	Trust	Income
Balance – March 31, 2003	76,373	$764	$216,275	$413,286	$(3,302)	$(4,289)	$(25,801)

Net earnings				80,192				80,192
Foreign currency translation adjustment					1,573			1,573
Shares issued in connection with stock options exercised (Note 15)	786	8	8,395				4,728
Tax benefit associated with exercise of stock options			6,190
Airgas common stock owned by National Welders (Note 14)						(369)
Dividends paid on common stock ($0.16 per share) (Note 14)				(11,801)
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan			2,714				4,175
Net change in fair value of interest rate swap agreements					1,964			1,964
Consolidation of National Welders’ interest rate swap agreement, net of cumulative tax benefit					(1,560)
Net tax expense of comprehensive income items					(1,241)			(1,241)

Balance – March 31, 2004	77,159	$772	$233,574	$481,677	$(2,566)	$(4,658)	$(16,898)	$82,488

Net earnings				92,022				92,022
Foreign currency translation adjustment					2,314			2,314
Shares issued in connection with stock options exercised (Note 15)	308	3	10,278				10,095
Shares issued from treasury stock associated with warrants exercised (Note 14)			(893)			893
Dividends paid on common stock ($0.18 per share) (Note 14)				(13,643)
Tax benefit associated with exercise of stock options and warrants			8,435
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			5,648				4,258
Net change in fair value of interest rate swap agreements (Note 12)					2,894			2,894
Net change in fair value of National Welders’ interest rate swap agreement (Note 12)					1,583			1,583
Net tax expense of comprehensive income items					(1,616)			(1,616)

Balance – March 31, 2005	77,467	$775	$257,042	$560,056	$2,609	$(3,765)	$(2,545)	$97,197

Net earnings				123,551				123,551
Foreign currency translation adjustment					1,012			1,012
Shares issued in connection with stock options exercised (Note 15)	570	6	14,136			3,402	2,545
Purchase of treasury stock (Note 14)						(12,771)
Dividends paid on common stock ($0.24 per share) (Note 14)				(18,449)
Tax benefit associated with exercise of stock options			7,891
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	532	5	10,529
Net change in fair value of interest rate swap agreements (Note 12)					867			867
Net change in fair value of National Welders’ interest rate swap agreement (Note 12)					885			885
Net tax expense of comprehensive income items					(622)			(622)

Balance – March 31, 2006	78,569	$786	$289,598	$665,158	$4,751	$(13,134)	$—	$125,693

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$123,551	$92,022	$80,192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	122,396	105,614	82,058
Amortization	5,146	5,464	5,389
Deferred income taxes	47,148	31,639	23,036
Equity in earnings of unconsolidated affiliate	—	—	(4,365)
(Gain)/ loss on divestiture	1,900	(360)	—
Gain on sales of plant and equipment	(1,330)	(321)	(837)
Minority interest in earnings	2,656	1,808	452
Stock issued for employee stock purchase plan	10,534	9,907	6,889
Cumulative effect of a change in accounting principle	2,540	—	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	54,300	27,300	3,700
Trade receivables, net	(17,021)	(39,583)	(15,901)
Inventories, net	(14,087)	(32,356)	(5,586)
Prepaid expenses and other current assets	12,603	(8,149)	10,146
Accounts payable, trade	1,533	27,984	20,845
Accrued expenses and other current liabilities	9,323	(574)	4,687
Other non-current assets	3,340	4,107	2,399
Other non-current liabilities	(2,363)	(2,185)	(2,425)

Net cash provided by operating activities	362,169	222,317	210,679

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(214,193)	(167,977)	(93,749)
Proceeds from sales of plant and equipment	8,202	5,361	5,347
Proceeds from divestitures	14,562	828	—
Business acquisitions and holdback settlements	(153,428)	(191,820)	(34,907)
Management fees from unconsolidated affiliate	—	—	724
Other, net	170	171	(1,369)

Net cash used in investing activities	(344,687)	(353,437)	(123,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	568,379	621,450	414,297
Repayment of debt	(606,532)	(494,684)	(485,004)
Purchase of treasury stock	(12,771)	—	—
Financing costs	—	(2,531)	(2,737)
Termination of interest rate hedge	—	3,948	—
Minority interest in earnings	(2,656)	(1,808)	(452)
Exercise of stock options	19,707	20,374	13,130
Minority stockholder note prepayment	21,000	—	—
Dividends paid to stockholders	(18,449)	(13,643)	(11,801)
Cash overdraft	16,185	5,592	(10,516)

Net cash provided by (used in) financing activities	(15,137)	138,698	(83,083)

CHANGE IN CASH	$2,345	$7,578	$3,642
Cash – Beginning of year	32,640	25,062	21,420

Cash – End of year	$34,985	$32,640	$25,062

For supplemental cash flow disclosures see Note 23.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became publicly traded on the New York Stock Exchange in 1986. Since its inception, the Company has made over 330 acquisitions to become the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and welding, safety and related products (“hardgoods”). Airgas is the largest producer of nitrous oxide in the United States, a producer and leading supplier of dry ice and the largest supplier of liquid carbon dioxide in the southeastern United States. The Company is also a leading distributor of process chemicals, refrigerants and ammonia. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-business and independent distributors. Products reach customers through an integrated network of over 900 locations including production facilities, packaged gas fill plants, specialty gas labs, distribution centers, branches, and retail stores.
(b) Basis of Presentation
     The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries, as well as the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”) (see Notes 2 and 16). Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation.
     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with U.S. generally accepted accounting principles. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, plant and equipment, goodwill, other intangible assets, business insurance reserves and loss contingencies. Actual results could differ from those estimates.
(c) Reclassifications
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation. As described in Note 3, the Company divested its subsidiary, Rutland Tool & Supply Co. (“Rutland Tool”), in December 2005. The results of Rutland Tool have been reclassified in the Consolidated Statement of Earnings as discontinued operations in all periods presented. The Consolidated Balance Sheet and Consolidated Statements of Cash Flows were not reclassified because the assets, liabilities and cash flows of Rutland Tool were not significant.
(d) Cash and Cash Overdraft
     On a daily basis, all available funds are swept from depository accounts into a concentration account and used to repay debt under the Company’s revolving credit facilities. Cash principally represents the balance of customer checks that have not yet cleared through the banking system and become available to be swept into the concentration account, and deposits made subsequent to the daily cash sweep. The Company does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts represent the balance of outstanding checks and are classified with other current liabilities. There are no compensating balance requirements or other restrictions on the transfer of cash associated with the Company’s depository accounts.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(e) Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts, which encompasses all elements of dilution such as sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.
(f) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 85% and 86% of the inventories at March 31, 2006 and 2005, respectively. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.
(g) Plant and Equipment
     Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The carrying values of long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows. When the book value of an asset exceeds associated expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either future cash flows or appraised values.
(h) Goodwill, Other Intangible Assets and Deferred Financing Costs
     Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2005 and 2004, the Company’s annual assessment of each of its reporting units indicated that goodwill was not impaired.
     Other intangible assets primarily include non-competition agreements and customer lists resulting from business acquisitions. Both non-competition agreements and customer lists are valued using third-party appraisals and are amortized using the straight-line method over their estimated useful lives, which range from 2 to 11 years. The Company assesses the recoverability of other intangible assets by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows of the related business over its remaining life.
     Financing costs related to the issuance of long-term debt are deferred and recognized in other long-term assets. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(i) Asset Retirement Obligations
     The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value or the estimate of the obligation at the asset retirement date. When the asset is placed in service a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Also see Note 2.
(j) Commitments and Contingencies
     Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.
     The Company maintains business insurance programs with self-insured retention, which covers workers’ compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.
     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.
(k) Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
(l) Foreign Currency Translation
     The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss).” Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(m) Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.
(n) Financial Instruments
     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with SFAS 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138, the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable.
     The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.
(o) Employee Benefits Trust
     The Company maintained an Employee Benefits Trust to fund obligations of the Company’s employee benefit and compensation plans. Shares were purchased by the Employee Benefits Trust from the Company at fair market value and were reflected as a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets under the caption “Employee benefits trust.” Shares were transferred from the Employee Benefits Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the trust. The satisfaction of compensation and employee benefit plan obligations was based on the fair value of shares transferred. Differences between the original cost of the shares to the Employee Benefits Trust and the fair market value of shares transferred were charged or credited to capital in excess of par value. During fiscal 2006, the remaining shares held in the Employee Benefits Trust were used for employee stock option exercises and the Trust was terminated.
(p) Revenue Recognition
     Revenue from sales of gases and hardgoods products is recognized when products are delivered to customers. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. Under long-term lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the terms of the lease agreements.
(q) Cost of Products Sold
     Cost of products sold for the Distribution segment principally consists of direct material costs and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and supplies). Maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks are also reflected in cost of products sold.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     Cost of products sold for All Other Operations, which produce much of the gas sold, consists of direct material costs, direct labor, manufacturing overhead, freight-in and internal transfer costs associated with the production of certain gas products, principally, dry ice, carbon dioxide, nitrous oxide, specialty gases, as well as the oxygen, nitrogen and argon sold by the Company’s consolidated affiliate, National Welders.
(r) Selling, Distribution and Administrative Expenses
     Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.
(s) Depreciation
     The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on all of the Company’s property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”
(t) Shipping and Handling Fees and Distribution Costs
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in selling, distribution and administrative expenses and were $395 million, $338 million and $274 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $9.4 million, $6.6 million and $4.3 million was recognized in depreciation for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
(2) ACCOUNTING AND DISCLOSURE CHANGES
SFAS 123 (revised 2004)
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), as an amendment to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires that grants of employee stock options, including options to purchase shares under employee stock purchase plans, be recognized as compensation expense based on their fair values. SFAS 123R is effective for annual periods beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 123R effective April 1, 2006 using the “modified prospective” method in which compensation cost is recognized from the date of adoption forward for both new awards and the portion of any previously granted awards that vest after the date of adoption. Prior periods are not restated under the modified prospective method of adoption. The Company will continue to utilize the Black-Scholes option pricing model to estimate the value of stock-based awards. The Company has evaluated the impact of adoption of SFAS 123R on its results of operations and financial position. The estimated impact of adopting SFAS 123R in fiscal 2007 is expected to reduce diluted earnings per share by about $0.11. See Note 15 for the pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation in fiscal 2006, 2005 and 2004.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
FASB Financial Interpretation No. 47
     Effective March 31, 2006, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists around the timing or method of settlement. FIN 47 also provides guidance on estimating an asset retirement obligation’s fair value, as required under SFAS 143, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.
     In accordance with the adoption of FIN 47 at March 31, 2006, the Company recognized a $6 million non-current liability for asset retirement obligations and $1.9 million in capitalizable costs net of accumulated depreciation. A charge of $2.5 million, net of a net deferred tax benefit of $1.6 million, was also recorded as the cumulative effect of a change in accounting principle. The Company’s asset retirement obligations are primarily associated with requirements to remove bulk gas storage tanks from customer locations upon the termination of gas supply contracts and from leased facilities upon the termination of lease agreements. The ongoing expense on an annual basis resulting from the adoption of FIN 47 is not anticipated to be material.
FASB Financial Interpretation No. 46
     Effective December 31, 2003, the Company adopted FASB Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”). FIN 46R addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a financial controlling interest. FIN 46R required variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary (i.e., the party that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both). Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests.
     Since June 1996, the Company has participated in a joint venture with National Welders, a producer and distributor of industrial gases based in Charlotte, North Carolina. The Company determined that National Welders meets the definition of a “Variable Interest Entity” under FIN 46R and that the Company is the Primary Beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company elected to adopt FIN 46R, as it applies to the joint venture, and consolidated National Welders. As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption. There was no cumulative effect adjustment or impact on cash flows as a result of the consolidation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
     Beginning January 1, 2004, National Welders’ operating results were no longer reflected as “Equity in Earnings of Unconsolidated Affiliates.” Rather, the operating results were reflected broadly across the income statement with minority interest expense representing the quarterly dividend on the joint venture’s redeemable preferred stock and, through June 2005, net of interest earned on a note receivable from the preferred stockholders (See Note 20). The joint venture is structured such that the Company earns the residual net income available to the common stockholder, which is net of the minority interest expense. Since the allocation of the joint venture’s net earnings was unaffected by the adoption of FIN 46R, the consolidation of National Welders did not impact the Company’s net earnings. See Note 16 for additional disclosures regarding National Welders.
(3) ACQUISITIONS AND DIVESTITURES
(a) Acquisitions
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2006
     During fiscal 2006, the Company purchased thirteen businesses (including three businesses acquired by National Welders) associated with the distribution of packaged gases and related hardgoods products, dry ice, and anhydrous ammonia. The largest of the acquisitions included that of the Industrial Products Division of LaRoche Industries (“LaRoche”), a leading distributor of anhydrous ammonia and related services in the U.S. The anhydrous ammonia business acquired from LaRoche in June 2005 generated aggregate annual revenues of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that was added to the All Other Operations business segment. The Company believes the bulk ammonia customers served by LaRoche represent a cross selling opportunity for the Company’s complimentary product lines. In addition to the LaRoche business, three businesses were acquired with aggregate annual revenues of approximately $17 million and were included in the All Other Operations segment. The remaining nine acquired businesses had aggregate annual revenues of $59 million and were included in the Distribution segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations.
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2006 acquisitions was $128 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. The Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements. Approximately $45 million of the purchase price assigned to goodwill will be deductible for income taxes. The table below summarizes the allocation of purchase price of all acquisitions categorized by segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Current assets, net	$13,146	$17,045	$30,191
Property and equipment	23,668	23,757	47,425
Goodwill	21,409	32,723	54,132
Other intangible assets	7,328	7,519	14,847
Current liabilities	(4,817)	(6,926)	(11,743)
Long-term liabilities	(6,286)	(266)	(6,552)

Total cash consideration	$54,448	$73,852	$128,300

     In addition, during fiscal 2006, the Company paid approximately $25 million in acquisition-related holdback contingent payments. The contingent payments included $20 million paid to The BOC Group, Inc. (“BOC”) associated with the July 2004 purchase of BOC’s U.S. packaged gas business. The contingent consideration paid to BOC was determined based on the Company achieving certain financial targets that were set forth in the asset purchase agreement as well as other factors associated with the transaction.
Fiscal 2005
     During fiscal 2005, the Company purchased sixteen businesses (including two businesses acquired by National Welders) associated with the distribution of packaged gases and related hardgoods products and dry ice. The largest of the acquisitions was that of BOC’s U.S. packaged gas business in July 2004. The aggregate purchase price of the fiscal 2005 acquisitions was $227 million, including assumed liabilities. Thirteen of the businesses had aggregate annual revenues of approximately $257 million and were included in the Distribution segment. Three acquired businesses generated aggregate annual revenues of approximately $3 million and were included in the All Other Operations segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations. Goodwill associated with the fiscal 2005 acquisitions was deductible for income taxes. The table below summarizes the allocation of the BOC purchase price as well as the combined consideration of the fifteen other acquisitions, settlements and adjustments related to prior year acquisitions.

		Other
		Acquisitions
		and Holdback
(In thousands)	BOC	Settlements	Total
Current assets, net	$47,394	$1,437	$48,831
Property and equipment	159,080	12,627	171,707
Goodwill	—	6,494	6,494
Other intangible assets	1,105	1,119	2,224
Current liabilities	(7,154)	(616)	(7,770)
Contingent consideration	(25,000)	—	(25,000)
Long-term liabilities	(1,225)	(3,441)	(4,666)

Total cash consideration	$174,200	$17,620	$191,820

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
Fiscal 2004
     During fiscal 2004, the Company purchased five businesses associated with the distribution of packaged gases and related hardgoods products and dry ice. The largest of these businesses and their effective dates of acquisition included Delta Safety Supply, Inc. (May 1, 2003) and Interstate Welding Sales Corporation (March 31, 2004). The aggregate purchase price of the fiscal 2004 acquisitions was $41 million, including assumed liabilities. Four of the businesses had aggregate annual revenues of approximately $57 million and were included in the Distribution segment. One acquired dry ice distribution business generated annual revenues of approximately $2 million and was included in the All Other Operations segment. Total assets contributed by fiscal 2004 acquisitions were approximately $41 million. Goodwill related to fiscal 2004 acquisitions amounted to approximately $10 million and was deductible for income taxes. Intangible assets, other than goodwill, totaled approximately $5 million and primarily related to customer lists and non-compete agreements obtained from the sellers of the businesses.
Pro Forma Operating Results
     The following presents unaudited pro forma operating results as if the fiscal 2006, 2005 and 2004 acquisitions had occurred on April 1, 2003. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2003 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2006	2005	2004
Net sales	$2,884,110	$2,645,122	$2,338,134
Net earnings
	123,444	94,440	84,528

Diluted earnings per share	$1.57	$1.23	$1.13
(b) Divestitures
Fiscal 2006
     On December 1, 2005, the Company sold its Rutland Tool & Supply Co (“Rutland Tool”) subsidiary. Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. Proceeds of the sale were approximately $15 million. As a result of the divestiture, the Company reflected the operating results of Rutland Tool as “discontinued operations” and recognized a loss of approximately $3.1 million, $1.9 million after-tax, or $0.02 per diluted share, on the sale. The loss principally relates to the write-off of leasehold improvements and lease termination costs for long-term lease commitments that are not being assumed by the purchaser. No portion of consolidated interested expense was allocated to the discontinued operations. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
     The net sales and earnings (loss) before income taxes of Rutland Tool (including the loss on sale) for the years ended March 31, 2006, 2005, and 2004, which were segregated and reported as discontinued operations, are outlined below:

(Amounts in thousands)	Years Ended March 31,
	2006	2005	2004
Net sales	$32,738	$43,627	$40,108
Earnings (loss) before income taxes	(2,391)	786	(763)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
     At March 31, 2005, the Company’s consolidated financial statements include the assets and liabilities of Rutland Tool as outlined below. The net assets and liabilities of Rutland Tool were not presented as discontinued operations on the balance sheet because the amounts were not significant.
Rutland Tool

(In thousands)	March 31, 2005
Trade receivables, net	$6,146
Inventories, net	15,098
Plant and equipment, net	1,968

$23,212

Accounts payable and accrued expenses (substantially all liabilities were not assumed by the purchaser)	$4,711

Fiscal 2005
     In May 2004, the Company divested a janitorial products distribution business for cash proceeds of $828 thousand and recognized a gain of $360 thousand. Proceeds from the divestiture were used to reduce borrowings under the Company’s revolving credit facilities. The business was included in the Distribution segment and generated annual sales of approximately $5 million.
(4) SPECIAL CHARGES (RECOVERIES), NET
     In fiscal 2004, the Company recorded a special charge recovery of $776 thousand consisting of lower estimates of the ultimate cost of prior period restructuring charges. The special charge recovery pertained to a change in estimate related to facility exit costs.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) EARNINGS PER SHARE
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
     The table below presents the computation of basic and diluted earnings per share for the years ended March 31, 2006, 2005 and 2004:

	Years Ended March 31,
(In thousands, except per share amounts)	2006	2005	2004
Basic Earnings per Share Computation

Numerator:
Income from continuing operations	$127,515	$91,558	$80,649
Income (loss) from discontinued operations	(1,424)	464	(457)
Cumulative effect of a change in accounting principle	(2,540)	—	—

Net earnings	$123,551	$92,022	$80,192

Denominator:
Basic shares outstanding	76,624	74,911	72,761

Basic earnings per share from continuing operations	$1.66	$1.22	$1.11
Basic earnings (loss) per share from discontinued operations	(0.02)	0.01	(0.01)
Cumulative effect of a change in accounting principle	(0.03)	—	—

Basic net earnings per share	$1.61	$1.23	$1.10

	Years Ended March 31,
Diluted Earnings per Share Computation	2006	2005 (4)	2004 (4)
Numerator:
Income from continuing operations	$127,515	$91,558	$80,649
Plus: Preferred stock dividends (1) (2)	2,845	—	—
Plus: Income taxes on earnings of National Welders (3)	730	—	—

Income from continuing operations assuming preferred stock conversion	131,090	91,558	80,649
Income (loss) from discontinued operations	(1,424)	464	(457)
Cumulative effect of a change in accounting principle	(2,540)	—	—

Net earnings assuming preferred stock conversion	$127,126	$92,022	$80,192

Denominator:
Basic shares outstanding	76,624	74,911	72,761
Incremental shares from assumed conversions:
Stock options and warrants	2,201	2,046	1,911
Preferred stock of National Welders (1)	2,327	—	—

Diluted shares outstanding	81,152	76,957	74,672

Diluted earnings per share from continuing operations	$1.62	$1.19	$1.08
Diluted earnings (loss) per share from discontinued operations	(0.02)	0.01	(0.01)
Diluted loss from the cumulative effect of a change in accounting principle	(0.03)	—	—

Diluted net earnings per share	$1.57	$1.20	$1.07

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) EARNINGS PER SHARE – (Continued)
(1)	Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, until June 30, 2009, the preferred stockholders have the option to exchange their 3.2 million shares of National Welders voting redeemable preferred stock with a 5% annual dividend either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock (see Note 16). If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent.

(2)	If the preferred stockholders of National Welders convert their preferred stock to Airgas common stock, the 5% preferred stock dividend, recognized as “Minority interest in earnings of consolidated affiliate,” would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas.

(3)	The earnings of National Welders for tax purposes are treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the assumed conversion of National Welders preferred stock to Airgas common stock, National Welders would become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level.

(4)	The assumed conversion of National Welders preferred stock to Airgas common stock is not presented because it was anti-dilutive.
     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 3 thousand, 2 thousand and 545 thousand outstanding stock options and warrants with an exercise price above the average market price at March 31, 2006, 2005, and 2004, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.
(6) INVENTORIES, NET
     Inventories, net consist of:

	March 31,
(In thousands)	2006	2005
Hardgoods	$202,894	$200,069
Gases	26,629	21,540

	$229,523	$221,609

     Net inventories determined by the LIFO inventory method totaled $37 million and $32 million at March 31, 2006 and 2005, respectively. If the FIFO inventory method had been used for these inventories, they would have been $6 million and $5 million higher at March 31, 2006 and 2005, respectively. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) PLANT AND EQUIPMENT
     The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable
(In thousands)	Lives(Yrs)	2006	2005
Land and land improvements	—	$75,528	$65,265
Buildings and leasehold improvements	25	219,229	193,293
Cylinders	30	890,789	835,170
Machinery and equipment, including bulk tanks	7 to 30	719,086	620,902
Computers and furniture and fixtures	3 to 10	133,821	128,111
Transportation equipment	3 to 15	142,466	122,601
Construction in progress	—	10,754	5,876

		$2,191,673	$1,971,218

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for fiscal 2006 and 2005 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2004	$372,563	$131,644	$504,207
Acquisitions	5,320	1,174	6,494
Transfers	2,172	(2,172)	—
Other adjustments	413	82	495

Balance at March 31, 2005	$380,468	$130,728	$511,196
Acquisitions	21,409	32,723	54,132
Other adjustments	705	41	746

Balance at March 31, 2006	$402,582	$163,492	$566,074

     Other intangible assets amounted to $26.2 million (net of accumulated amortization of $43.8 million) and $16.5 million (net of accumulated amortization of $38.7 million) at March 31, 2006 and 2005, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include a trade name with an indefinite useful life valued at $1 million acquired in the BOC acquisition. Estimated future amortization expense by fiscal year is as follows: 2007 — $5.8 million; 2008 — $5.0 million; 2009 — $3.8 million; 2010 - $3.3 million; 2011- $3.0 million and $4.3 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	March 31,
(In thousands)	2006	2005
Accrued payroll and employee benefits	$57,555	$51,159
Business insurance reserves	20,930	19,809
Health insurance reserves	9,734	11,115
Accrued interest expense	14,910	15,532
Taxes other than income taxes	13,590	9,211
Cash overdraft	40,155	23,970
Contingent consideration – BOC acquisition	—	25,000
Other accrued expenses and current liabilities	43,127	27,336

	$200,001	$183,132

(10) INDEBTEDNESS
     Long-term debt consists of:

	March 31,
(In thousands)	2006	2005
Revolving credit borrowings	$112,009	$157,832
Term loan	81,250	96,250
Money market loans	25,000	—
Medium-term notes	100,751	102,207
Senior subordinated notes	376,532	376,741
Acquisition and other notes	3,025	9,534
National Welders debt	69,060	66,019

Total long-term debt	767,627	808,583
Less current portion of long-term debt	(131,901)	(6,948)

Long-term debt, excluding current portion	$635,726	$801,635

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS – (Continued)
Senior Credit Agreement
     The Company has unsecured senior credit facilities with a syndicate of lenders under a credit agreement (the “Credit Agreement”) that provides a U.S. dollar revolving credit line of $308 million, a Canadian credit line of $50 million (U.S. $42 million) and a term loan. The Credit Agreement has a maturity date of January 14, 2010. As of March 31, 2006, the Company had revolving credit borrowings of $92 million bearing an effective interest rate of 5.74%, and Canadian borrowings of $24 million (U.S. $20 million) bearing an effective interest rate of 4.79%. Outstanding borrowings under the term loan at March 31, 2006 were $81 million bearing an effective interest rate of 5.93%. The U.S. dollar borrowings bear interest at LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of March 31, 2006, the Company also had commitments under letters of credit of $35 million, of which $1 million was supported by the Credit Agreement and $34 million was supported by an arrangement with another financial institution.
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
Money Market Loans
     In January 2006, the Company received an advance of $25 million under an agreement with a financial institution. The agreement, which expires on October 31, 2006, provides the Company with access to short term advances not to exceed $25 million for a maximum term of 90 days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2006, the Company had an outstanding advance of $25 million, due April 3, 2006 bearing interest at an annual rate of 5.26%. The advance was reflected in the “current portion of long term debt” in the Consolidated Balance Sheet. On April 3, 2006, the advance was refinanced with a new advance in the amount of $25 million for a term of 84 days bearing interest at 5.58%.
Medium-Term Notes
     At March 31, 2006, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes have been presented in the current portion of long-term debt at March 31, 2006. It is the Company’s intention to refinance the notes upon maturity with borrowings under its senior credit agreement. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.
Senior Subordinated Notes
     At March 31, 2006, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS – (Continued)
     At March 31, 2006, the Company also had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 Notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount. The Company may exercise the call provision during fiscal 2007 or thereafter depending on capital market conditions and other factors. If the call provision is exercised, the Company estimates that it would recognize a pre-tax charge of $12 million and annual interest expense savings of $4 million based on effective interest rates at March 31, 2006.
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
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2006, acquisition and other notes totaled approximately $3 million with interest rates ranging from 5% to 8.5%.
Total Borrowing Capacity
     Some of the Company’s financial instruments (principally the Credit Agreement and the Senior Subordinated Notes) contain covenants requiring the Company to maintain certain leverage and coverage ratios. These covenants serve to limit the total amount of debt that the Company may incur. As of March 31, 2006, the Company had additional borrowing capacity under its credit agreement of $237 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS – (Continued)
Debt of the National Welders Joint Venture
     Pursuant to the requirements of FIN 46R, the Company’s Consolidated Balance Sheets at March 31, 2006 and 2005 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. in settlement of the joint venture’s financial obligations. The debt of National Welders consists of:

	March 31,
(In thousands)	2006	2005
Revolving credit borrowings	$51,393	$22,189
Term loan A	15,042	18,092
Term loan B	—	21,000
Term loan C	1,622	3,572
Acquisition notes and other debt obligations	1,003	1,166

Total long-term debt	69,060	66,019
Less current portion of long-term debt	(5,589)	(6,076)

Long-term debt, excluding current portion	$63,471	$59,943

     National Welders has a credit agreement (the “NWS Credit Agreement”) that provides for a revolving credit line and several term loans. The revolving credit line provides funding up to $74 million and matures in August 2008 subject to annual extensions upon request by National Welders and consent of the lenders. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term loan B was repaid in its entirety in June 2005 with the proceeds from the minority stockholders’ prepayment of its notes due to National Welders (see Note 20). Term Loan C matures in September 2006. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.
     The variable interest rate applicable to Term Loan A and the revolving credit line range from LIBOR plus 70 to 145 basis points based on National Welders’ leverage ratio. At March 31, 2006 and 2005, the effective interest rate for Terms Loan A and the revolving credit line was 5.70% and 4.85%, respectively. Term Loan C bears a fixed interest rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its Credit Agreement of approximately $24 million at March 31, 2006.
     As of March 31, 2006, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $31 million, non-current assets, principally equipment, totaling $92 million, and Airgas common stock with a market value of $37 million classified as treasury stock and carried at cost of $370 thousand. Term Loan C is secured by a production facility, which had a net book value of approximately $22 million at March 31, 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS – (Continued)
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt are as follows:

(In thousands)
Years Ending March 31,		National
	Airgas, Inc.(1)	Welders	Total
2007	$126,312	$5,589	$131,901
2008	833	12,001	12,834
2009	437	51,393	51,830
2010	194,409	—	194,409
2011	44	—	44
Thereafter	376,532	77	376,609

	$698,567	$69,060	$767,627

(1)	The Company has the ability and intention of refinancing current maturities related to the term loan under its senior credit agreement with its long-term revolving credit line. Therefore, the term loan has been reflected as long term in the aggregate maturity schedule.
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Summarized below are the carrying and fair values of the Company’s financial instruments at March 31, 2006 and 2005.
     The fair value of the Company’s publicly traded financial instruments is based on market pricing. The fair value of other non-publicly traded financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the following table:

	2006	2006	2005	2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial Instruments:
Revolving credit borrowings	$112,009	$112,009	$157,832	$157,832
Term loan	81,250	81,250	96,250	96,250
Money market loans	25,000	25,000	—	—
Medium-term notes	100,751	101,050	102,207	103,625
2001 senior subordinated notes	226,532	237,938	226,741	244,688
2004 senior subordinated notes	150,000	147,750	150,000	150,375
Acquisition and other notes	3,025	3,025	9,534	9,534

Interest rate swap agreements:
- Cash flow hedge – (asset) liability	(1,441)	(1,441)	(514)	(514)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)
     The carrying and fair values of the National Welders joint venture’s financial instruments at March 31, 2006 and 2005 are listed below:

	2006	2006	2005	2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
National Welders’ Financial Instruments:
Revolving credit borrowings	$51,393	$51,393	$22,189	$22,189
Term loan A	15,042	15,042	18,092	18,092
Term loan B	—	—	21,000	21,000
Term loan C	1,622	1,631	3,572	3,624
Acquisition notes and other debt obligations	1,003	1,003	1,166	1,166
Interest rate swap agreement:
- Cash flow hedge — liability	—	—	924	924
(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At March 31, 2006, the Company was party to two interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $50 million in notional principal amount. These swap agreements effectively convert $50 million of variable interest rate debt to fixed rate debt. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 4.15% and receive variable interest payments from its counterparties based on one-month LIBOR (average rate of 4.70% at March 31, 2006). The remaining term of these swap agreements is three years. In fiscal 2006 and 2005, the Company recorded a net change in the fair value of the fixed interest rate swap agreements in the amounts of $867 thousand and $2.9 million, respectively, as other comprehensive income. The net additional interest payments made or received under these swap agreements are recognized in interest expense. Over the next 12 months, the Company expects to reclassify $275 thousand of deferred gain from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.
     On March 30, 2005, the Company terminated four variable interest rate swap agreements with a notional principal amount of $125 million. The interest rate swap agreements previously converted a corresponding amount of fixed rate medium-term notes and the senior subordinated notes due 2011 to variable rate debt. As a result of swap termination, the Company received $3.9 million in cash. The corresponding gain on the termination has been deferred and is being amortized as a reduction of interest expense over the remaining terms of the notes. During fiscal 2006, amortization of the deferred gain reduced interest expense by $1.7 million. In fiscal 2007, the Company anticipates the amortization of the deferred gain to reduce interest expense by $1 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (Continued)
     The Company’s National Welders joint venture participated in one interest rate swap with a notional principal amount of $21 million that effectively converted a corresponding amount of variable interest rate debt to a fixed rate debt instrument. The interest rate swap agreement was not entered into for trading purposes. The December 31, 2003 consolidation of National Welders resulted in the addition of a cumulative unrealized loss on the National Welders interest rate swap of $2.5 million and associated tax benefit of $1 million in “Accumulated Other Comprehensive Loss.” In fiscal 2006 and 2005, the Company recognized a net change in the fair value of the National Welders fixed interest rate swap agreement of $885 thousand and $1.6 million, respectively, as other comprehensive income. In June 2005, in conjunction with the repayment of a term loan (see Notes 10 and 20), National Welders terminated its interest rate swap agreement. The cost to terminate the interest rate swap of $680 thousand was reimbursed to National Welders by its preferred stockholders.
     Including the debt of National Welders, the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 53% fixed to 47% variable at March 31, 2006. The financial impact of the swap agreements was to reduce interest expense by approximately $13 thousand, $3.6 million and $4.7 million in fiscal 2006, 2005 and 2004, respectively. Interest rate swap agreements with a notional amount of $50 million mature in May 2009.
(13) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with two commercial banks to sell up to $250 million of qualifying trade receivables. The agreement will expire in February 2008, but may be renewed subject to renewal provisions contained in the agreement. During fiscal 2006, the Company sold, net of its retained interest, $2.41 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2.36 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $244 million at March 31, 2006 and $190 million at March 31, 2005.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) TRADE RECEIVABLES SECURITIZATION – (Continued)
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $63 million and $57 million is included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2006 and 2005, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.
(14) STOCKHOLDERS’ EQUITY
(a) Common Stock
     The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2006, the number of shares of common stock outstanding was 77.3 million, net of 1.3 million shares (923 thousand of shares owned by National Welders) of common stock held as treasury stock. At March 31, 2005, the number of shares of common stock outstanding was 75.8 million, net of 1.4 million shares (923 thousand of shares owned by National Welders) of common stock held as treasury stock and 338 thousand shares of common stock held by the Employee Benefits Trust.
(b) Preferred Stock and Redeemable Preferred Stock
     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2006 and 2005, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.
     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2006 and 2005, no shares of redeemable preferred stock were issued or outstanding.
(c) Dividends
     At the end of each quarter during fiscal 2006, 2005 and 2004, the Company paid its stockholders regular quarterly cash dividends of $0.06, $0.045 and $0.04 per share, respectively. On May 23, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share payable June 30, 2006 to stockholders of record as of June 15, 2006. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCKHOLDERS’ EQUITY – (Continued)
(d) Shares in Employee Benefits Trust
     Beginning in March 1999, the Company maintained an Employee Benefits Trust (the “Trust”) to fund certain future obligations of the Company’s employee benefit and compensation plans. The Company held promissory notes from the Trust in the amount of common stock purchased by the Trust. Shares held by the Trust served as collateral for the promissory notes and were available to fund certain employee benefit plan obligations as the promissory notes were repaid. The shares held by the Employee Benefits Trust were not considered outstanding for earnings per share purposes until released from serving as collateral for the promissory notes. During fiscal 2006, the final 338 thousand shares were issued and the Trust was terminated. During fiscal 2005, approximately 1.9 million shares were issued from the Trust for employee benefit programs.
(e) Stockholder Rights Plan
     Effective April 1, 1997, the Company’s Board of Directors adopted a stockholder rights plan (the “1997 Rights Plan”). Pursuant to the 1997 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share Series B Junior Participating Preferred Stock at an initial exercise price of $100 per share.
     Rights become exercisable only following the acquisition by a person or group of 15% (or 20% in the case of the Chairman and certain of his affiliates) or more of the Company’s common stock or after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of the Chairman and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company. If not redeemed, they will expire on April 1, 2007.
(f) Warrants
     During fiscal 2002, the Company granted warrants to purchase 324,000 shares of the Company’s common stock to an outside consulting firm for services rendered. The warrants had a term of three years and exercise prices in excess of market value of the Company’s stock on the date of grant. The exercise prices ranged from $11.98 to $18.78 per share. The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes model, was $1.1 million, which the Company expensed during fiscal 2002. During fiscal 2005, all 324,000 warrants were exercised at prices ranging from $21.54 to $26.47 per share. The holder of the warrants elected a “net issue exercise” provision under the warrant agreement. The net issue exercise provision allowed the holder, without the payment of additional consideration, to receive shares of the Company’s common stock, equal to the value of the warrants. As a result, the Company issued 114 thousand treasury shares to redeem the warrants. At March 31, 2006 and 2005, there were no outstanding warrants.
(g) Share Repurchase Plan
     In November 2005, the Company announced that its Board of Directors approved a stock repurchase plan. The stock repurchase plan authorizes the Company to repurchase up to $150 million of it common stock over a three year period. During fiscal 2006, the Company repurchased 370 thousand shares for cash of $12.8 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION
     SFAS 123 (revised 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, the Company has not recognized compensation expense associated with its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for fiscal 2006, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Years Ended March 31,
In thousands, except per share amounts)	2006	2005	2004
Net earnings, as reported	$123,551	$92,022	$80,192
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,035)	(6,868)	(5,469)

Pro forma net earnings	$115,516	$85,154	$74,723

Earnings per share:
Basic – as reported	$1.61	$1.23	$1.10
Basic – pro forma	$1.51	$1.14	$1.03

Diluted – as reported	$1.57	$1.20	$1.07
Diluted – pro forma	$1.47	$1.11	$1.00
     The Company’s stock-based compensation plans are described below:
(a) Employee Stock Option Plan
     In May 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which officers and key employees may be granted options. Under the 1997 Plan, a total of 11.2 million shares of common stock are reserved for issuance upon the exercise of stock options and restricted stock.
     Options granted under the 1997 Plan vest 25% annually and have a maximum term of ten years. Under the 1997 Plan, at March 31, 2006, 2005 and 2004, 2 million, 3 million and 3.8 million options, respectively, were available for issuance. In fiscal 2006, 2005 and 2004, 1 million, 1 million and 1.1 million options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May of each year.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2006, 2005 and 2004 option grants, respectively: expected volatility of 35.3%, 38.9% and 40.1%; risk-free interest rate of 3.9%, 3.9% and 2.6%; expected life of 6.4, 7.3 and 7.3 years, and a dividend yield of 0.83%, 0.85% and 0.83%. The weighted average fair value per share of the options granted during fiscal 2006, 2005 and 2004 was $9.35, $9.28 and $8.22, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION – (Continued)
     The following table summarizes the activity of the employee stock option plan during the three years ended March 31, 2006:

	Number of
	Shares	Exercise Price per Share
March 31, 2004
Outstanding, beginning of year	8,185,156	$4.63	—	$23.25

Granted	1,104,800		19.36
Exercised	(1,364,769)	5.21	—	19.00
Expired	(302,784)	5.21	—	22.00

March 31, 2005
Outstanding, beginning of year	7,622,403	4.63	—	23.25

Granted	1,007,500		21.15
Exercised	(1,605,868)	5.50	—	22.87
Expired	(182,234)	5.50	—	22.00

March 31, 2006 Outstanding, beginning of year	6,841,801	4.63	—	23.25

Granted	1,007,200		24.09
Exercised	(1,281,944)	5.44	—	24.09
Expired	(94,739)	5.50	—	24.09

Outstanding, end of year	6,472,318	$4.63	—	$24.09

     Options for 4.1 million, 4.3 million and 4.7 million shares were exercisable at March 31, 2006, 2005 and 2004, respectively.
(b) Board of Directors Stock Option Plan
     In May 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”) under which directors of the Company who are not employees may be granted options. Under the 1997 Directors’ Plan, a total of 800 thousand shares of common stock are reserved for sale upon the exercise of stock options.
     Under the 1997 Directors’ Plan, at March 31, 2006, 222,500 options were available for issuance. During fiscal 2006, 2005 and 2004, 56,000, 60,000 and 60,000 options, respectively, were granted with an exercise price equal to the market price at the date of grant and have a maximum term of ten years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2006, 2005 and 2004 option grants, respectively: expected volatility of 35.2%, 40.3% and 40.5%; risk-free interest rate of 3.9%, 3.6% and 3.2%; expected life of 6.4, 5.8 and 5.9 years; and a dividend yield of 0.83%, 0.82% and 0.84%. The weighted average fair value per share of the stock options granted during fiscal 2006, 2005 and 2004 was $11.29, $8.97 and $7.58, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION – (Continued)
     The following table summarizes the activity of the Board of Directors stock option plan during the three years ended March 31, 2006:

	Number of
	Shares	Exercise Price per Share
March 31, 2004
Outstanding and exercisable, beginning of year	492,500	$5.25	—	$19.25

Granted	60,000		18.98
Exercised	(48,500)	5.25	—	13.82

March 31, 2005
Outstanding and exercisable, beginning of year	504,000	5.25	—	19.25

Granted	60,000		21.51
Exercised	(42,500)	13.50	—	19.25

March 31, 2006
Outstanding and exercisable, beginning of year	521,500	5.25	—	21.51

Granted	56,000		29.04
Exercised	(56,000)	12.25	—	19.25

Outstanding and exercisable, end of year	521,500	$5.25	—	$29.04

     Options granted to the Board of Directors are exercisable in full as of the date of grant.
     The following table summarizes information about options outstanding and exercisable under both the employee and Board of Directors stock option plans at March 31, 2006:

Options Outstanding
		Exercise
Weighted Average	Number	Price
Remaining Life-Years	Outstanding	Per Share
4.00	803,617	$4.63	—	$8.50
4.36	1,162,190	8.72	—	11.50
2.44	1,035,217	12.25	—	15.94
6.13	809,576	16.52	—	16.76
6.99	922,977	16.86	—	19.22
7.99	908,052	19.25	—	21.15
7.90	1,352,189	21.25	—	29.04

5.74	6,993,818	$4.63	—	$29.04

Options Exercisable
Number of Options	Weighted Average
Exercisable	Exercise Price Per Share
803,617	$6.06
1,162,190	9.93
1,031,456	15.16
571,139	16.53
466,710	19.15
227,469	20.96
321,416	23.09

4,583,997	$13.66

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION – (Continued)
(c) Employee Stock Purchase Plans
     In July 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the “2003 Plan”) to encourage and assist employees in acquiring an equity interest in the Company. The 2003 Plan replaced the Company’s 2001 Employee Stock Purchase Plan (the “2001 Plan”). During fiscal 2004, substantially all of the authorized shares remaining under the 2001 Plan were issued. During fiscal 2005, the 2001 Plan was terminated and the remaining authorized shares were deregistered.
     The 2003 Plan is authorized to issue up to 1.5 million shares of common stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 2003 Plan is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The 2003 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The terms of the Company’s previous 2001 Plan were substantially the same as the 2003 Plan, except that under the 2001 Plan, employees could lock-in a purchase price for up to 27 months. During fiscal 2006, 2005 and 2004, the Company issued 532 thousand, 565 thousand and 554 thousand shares. The average purchase price per share in fiscal 2006, 2005 and 2004 was $19.80, $17.54 and $12.44, respectively.
     Compensation expense under SFAS 123 is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value of the employees’ option to purchase shares of common stock is estimated using the Black-Scholes model. The assumptions used to estimate the fair value of the employees’ option to purchase shares of common stock at grant dates in fiscal 2006, 2005 and 2004, respectively, were: average expected volatility of 27.1%, 29.7% and 31.1%; average risk-free interest rate of 3.1%, 1.1% and 1.0%; dividend yield of 0.90%, 0.83% and 0.87%; and expected option terms ranging from 3 to 12 months for the 2003 Plan and 3 to 27 months for the 2001 Plan. Had the Company adopted SFAS 123, compensation expense related to the Employee Stock Purchase Plans would have been $3 million, $2.8 million and $1.5 million in fiscal 2006, 2005 and 2004, respectively.
(16) CONSOLIDATED AFFILIATE AND MINORITY INTEREST
     The Company’s consolidated affiliate, National Welders, is a producer and distributor of industrial gases based in Charlotte, North Carolina. The joint venture owns and operates approximately 50 branch stores, two acetylene plants, a specialty gas lab, and three air separation plants that produce all of its oxygen and nitrogen and over 50% of its argon requirements. The joint venture also distributes medical and specialty gases, process chemicals and welding equipment and supplies. Ownership interests in National Welders consist of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The payment of dividends on the common stock is subordinate to the payment of a 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors. A family holds approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) CONSOLIDATED AFFILIATE AND MINORITY INTEREST – (Continued)
     Through June 30, 2009, the preferred stockholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock (See Note 20 Related Parties for a fiscal 2006 transaction with the preferred stockholders). The common stock and cash redemption options are equivalent when Airgas’ common stock has a market value of $24.45 per share. If the preferred stockholders elect to exchange their shares for Airgas common stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company deems reasonably appropriate. The Company may purchase shares on the open market or may issue new or treasury shares to meet its exchange obligation. The preferred stockholders may also elect to retain their interest in the preferred stock beyond June 30, 2009.
     In fiscal 2004, the Company determined that its joint venture with National Welders met the definition of a “Variable Interest Entity” under FIN 46R (Note 2). The Company, as the only common stockholder, was determined to be the primary beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company adopted FIN 46R, as it applies to the joint venture, and consolidated this previously unconsolidated affiliate. The Company has participated in the joint venture with National Welders since June 1996 and prior to the adoption of FIN 46R, the Company used the “equity method of accounting” to report its interest in the joint venture. Under the equity method of accounting, the Company recognized its proportionate share of the joint venture’s net assets and liabilities as an “Investment in Unconsolidated Affiliate” and its proportionate share of the operating results as “Equity in the Earnings of Unconsolidated Affiliate.” As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption (prior periods, including fiscal 2004 interim periods, were not restated). With the adoption of FIN 46R, the operating results of the joint venture were reflected broadly across the income statement with minority interest expense reflecting the preferred stockholders’ proportionate share of the joint venture’s operating results. The liabilities of the joint venture are non-recourse to the Company (See Note 10 “Indebtedness” for a description of National Welders debt). Likewise, cash flows in excess of a management fee paid by National Welders are not available to the Company (See Note 23 Supplemental Cash flow Information for cash flows of National Welders). The tables below outline elements of the consolidated financial statements of the Company applicable to National Welders.

	Years Ended March 31,
(In thousands)	2006	2005
Total assets of National Welders	$267,240	$230,920

Total liabilities of National Welders	$190,276	$162,777

	Years Ended March 31,
(In thousands)	2006	2005	2004
Net sales	$188,314	$167,473	$39,170

Operating income	22,046	15,662	3,390

Earnings before income taxes, minority interest and equity earnings	19,919	12,418	2,719
Income taxes	(8,536)	(4,712)	(1,016)
Minority interest in earnings of consolidated affiliate	(2,656)	(1,808)	(452)
Equity in earnings of unconsolidated affiliate	—	—	4,365

Income from continuing operations	$8,727	$5,898	$5,616

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) INTEREST EXPENSE, NET
     Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2006	2005	2004
Interest expense	$55,740	$52,836	$43,028
Interest and finance charge (income)	(1,928)	(1,591)	(671)

	$53,812	$51,245	$42,357

(18) INCOME TAXES
     Earnings from continuing operations before income taxes, minority interest and equity earnings were derived from the following sources:

	Years Ended March 31,
(In thousands)	2006	2005	2004
United States	$200,039	$140,662	$119,329
Foreign	7,998	6,965	5,066

	$208,037	$147,627	$124,395

     Income tax expense (benefit) from continuing operations consists of:

	Years Ended March 31,
(In thousands)	2006	2005	2004
Current:
Federal	$26,551	$19,666	$21,978
Foreign	2,673	2,027	2,120
State	1,494	929	525

	30,718	22,622	24,623

Deferred:
Federal	43,672	29,327	19,475
Foreign	98	303	198
State	3,378	2,009	3,363

	47,148	31,639	23,036

	$77,866	$54,261	$47,659

     The discontinued operations of Rutland Tool have been presented net of income tax expense (benefit) of ($967), $322, and ($306) in fiscal years 2006, 2005 and 2004, respectively. Likewise, the fiscal 2006 change in accounting principle has also been reflected net of a net tax benefit of $1,636.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) INCOME TAXES – (Continued)
     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
(In thousands)	2006	2005	2004
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	2.2%	1.9%	2.2%
Other, net	0.2%	(0.1%)	1.1%

	37.4%	36.8%	38.3%

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
	2006	2005
Deferred Tax Assets:
Inventories	$9,586	$8,257
Deferred rental income	5,347	3,072
Insurance reserves	9,554	9,497
Litigation settlement and other reserves	1,972	1,117
Asset Retirement Obligations	2,361	—
Net operating loss carryforwards	36,592	56,256
Other	7,865	4,662
Valuation allowance	(6,347)	(8,437)

	66,930	74,424

Deferred Tax Liabilities:
Accounts receivable	(1,785)	(3,530)
Plant and equipment	(307,036)	(287,033)
Intangible assets	(39,993)	(29,205)
Other	(15,793)	(10,579)

	(364,607)	(330,347)

Net deferred tax liability	$(297,677)	$(255,923)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) INCOME TAXES – (Continued)
     Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

(In thousands)	2006	2005
Current deferred tax asset, net	$30,141	$26,263
Non-current deferred tax liability, net	(327,818)	(282,186)

Net deferred tax liability	$(297,677)	$(255,923)

     The Company has recorded tax benefits amounting to $7.9 million, $8.4 million, and $6.2 million in fiscal 2006, 2005 and 2004, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2006. Valuation allowances primarily relate to certain state tax net operating loss carryforwards. In fiscal 2006, the Company revised its estimates of the realizability of certain tax benefits associated with state tax net operating loss carryforwards. Those revisions, along with changes due to the utilization and expiration of net operating loss carryforwards, resulted in a $2.1 million reduction in the related valuation allowances.
(19) BENEFIT PLANS
     The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions up to two percent of participants’ wages. Amounts expensed under the 401(k) plan for fiscal 2006, 2005, and 2004 were $5.5 million, $4.6 million and $3.9 million, respectively.
     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans, which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. If the Company elected to withdraw from these plans at March 31, 2006, the withdrawal liability would have been approximately $3.2 million. Amounts expensed under the pension plans for fiscal 2006, 2005 and 2004 were $1.3 million, $858 thousand and $686 thousand, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20) RELATED PARTIES
     The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers. The Company also leases certain operating facilities from employees who were previous owners of business acquired. The amounts of these transactions are not material to the Company.
Separation Agreement
     In the fourth quarter of fiscal 2005, the Company and its former Chief Operating Officer, entered into a separation agreement, which terminated his employment. Under the agreement, the former Chief Operating Officer received a payment of $1.4 million and accelerated vesting of 15,000 stock options.
Transactions by National Welders
     In the first quarter of fiscal 2006, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. The preferred stockholders’ note payable to National Welders had been reflected as a reduction of “Minority interest in affiliate” on the Consolidated Balance Sheet. Consequently, the prepayment of the preferred stockholders’ note resulted in a $21 million increase to the Company’s “Minority interest in affiliate.” Additionally, Term Loan B was subject to an interest rate swap agreement, which was terminated in conjunction with the debt repayment. The fee of $700 thousand to unwind the interest rate swap agreement was reimbursed to National Welders by the preferred stockholders.
     In the third quarter of fiscal 2005, National Welders purchased the assets of National Realty Sales Corporation for $11.4 million. Members of the Turner family, who have a 50% voting interest in National Welders, also owned National Realty Sales Corporation. The assets purchased included 22 properties previously leased from National Realty Sales Corporation. The purchase price of National Realty Sales Corporation was established through an independent, third party appraisal. National Welders’ Board of Directors, through which the Company holds a 50% voting interest, approved the transaction.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21) LEASES
     The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2006, 2005, and 2004, amounted to approximately $68 million, $61 million, and $55 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2006 and 2005. Associated with the fleet vehicle operating leases, the Company guarantees a residual value of $14 million, representing approximately 13% of the original cost.
     At March 31, 2006, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)		National
Years Ended March 31,	Airgas, Inc.	Welders	Total
2007	$54,896	$929	$55,825
2008	44,140	971	45,111
2009	34,479	302	34,781
2010	24,161	207	24,368
2011	16,978	186	17,164
Thereafter	11,213	905	12,118

	$185,867	$3,500	$189,367

(22) COMMITMENTS AND CONTINGENCIES
(a) Legal
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.
(b) Insurance Coverage
     The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. For fiscal years 2006 and 2005, these programs had self-insured retention of $500 thousand per occurrence and an additional annual aggregate retention for the next $2.2 million ($1.7 million in fiscal 2005) for claims in excess of $500 thousand. For fiscal year 2007, the self-insured retention has been raised to $1 million per occurrence with no additional aggregate retention. The Company’s exposure to loss under the fiscal 2006 and fiscal 2007 programs are actuarially equivalent. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(22) COMMITMENTS AND CONTINGENCIES – (Continued)
     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.
(c) Supply Agreements
     The Company purchases oxygen, nitrogen, argon, helium, and specialty gases pursuant to requirements contracts from national and regional gas producers. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the BOC supply agreements noted below. Additionally, the Company has commitments to purchase helium from Air Products under the terms of the supply agreement. Based on the volume of fiscal 2006 purchases, the Air Products supply agreement represents approximately $47 million in annual liquid bulk gas purchases.
     In July 2004, the Company entered into a 15-year take-or-pay supply agreement with BOC to purchase oxygen, nitrogen, argon and helium. The agreement was entered into in conjunction with the July 2004 acquisition of BOC’s U.S. packaged gas business. The agreement will expire in July 2019. The 2004 BOC agreement represents approximately $7 million in annual bulk gas purchases. Prior to the acquisition, the Company purchased oxygen, nitrogen, argon and helium under an agreement with BOC which expires in February 2007. Minimum purchases through February 2007 under the pre-acquisition supply agreement are approximately $19 million.
     The Company is also party to other long-term take-or-pay supply agreements with other major suppliers of oxygen, nitrogen and argon ($3 million in annual purchases), liquid carbon dioxide ($13 million in annual purchases), and refrigerants ($4 million in annual purchases). The Company has purchase commitments for ammonia which require a 180-day notice prior to termination. Annual purchase commitments for ammonia are approximately $10 million.
     The supply agreements noted above contain market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.
(d) Commitments and Contingencies of National Welders
     National Welders is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of National Welders’ management, the ultimate disposition of these matters will not have a material or adverse effect on the entity’s financial position, results of operations, or liquidity.
     National Welders is self-insured for medical and workers’ compensation claims in North Carolina and South Carolina. Medical claims are self-insured up to a $100,000 limit per person annually. Workers’ compensation claims are self-insured up to $300,000 per person annually. Provisions for expected future payments for medical and workers’ compensation are accrued based on estimates of the aggregate liability for claims incurred plus an estimate for incurred but not reported claims using historical experience.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(23) SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest expense, discount on securitization and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2006	2005	2004
Interest expense	$56,361	$49,480	$42,851
Discount on securitization	9,371	4,711	3,264
Income taxes (net of refunds)	21,641	30,104	18,897
     Significant non-cash investing and financing transactions were as follows:

	Years Ended March 31,
(In thousands)	2006	2005	2004
Acquisition liabilities assumed	$18,295	$37,436	$7,620
     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders (see Note 16), are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, and acquisitions and to satisfy financial obligations, which are non-recourse to the Company. The Consolidated Statement of Cash Flows at March 31, 2006, 2005 and 2004 reflect the following sources and uses of cash associated with National Welders:

	Years Ended March 31,
(In thousands)	2006	2005	2004
Net cash provided by operating activities	$23,497	$19,612	$9,831
Net cash used in investing activities	(45,628)	(29,240)	(1,783)
Net cash provided by (used in) financing activities	21,309	9,500	(8,039)

Change in cash	$(822)	$(128)	$9

Management fee paid to the Company, which is eliminated in consolidation	$1,234	$1,089	$249

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24) SUMMARY BY BUSINESS SEGMENT
     The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and All Other Operations. The Distribution segment’s principal products are packaged and small bulk gases, rent and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and MRO supplies. During fiscal year 2006, the Distribution segment accounted for approximately 85% of consolidated sales.
     The business units in the All Other Operations segment consists of the Company’s Gas Operations Division and its National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide and specialty gases. Beginning in June 2005, the division began distributing anhydrous ammonia and related supplies, services and equipment. The operating results of the Company’s air separation plants and its 7 national specialty gas labs are also reported under this segment. The All Other Operations Segment also reflects the results of the National Welders joint venture. National Welders is a producer and distributor of industrial, medical and specialty gases based in Charlotte, North Carolina. The joint venture structure limits the Company’s control over the National Welders operations and cash flows and is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment. The business units reflected in the All Other Operations segment individually are not material enough to meet the thresholds to be reported as separate business segments. The elimination entries represent intercompany sales from the Company’s All Other Operations segment to its Distribution segment.
     The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, corporate operating expenses are allocated to each segment based on sales dollars. However, sales associated with National Welders are excluded from the corporate operating expense allocation to All Other Operations as National Welders maintains its own corporate functions. Corporate assets have been allocated to the Distribution segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24) SUMMARY BY BUSINESS SEGMENT – (Continued)
     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis herein.

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2006
Gas and rent	$1,238,612	$415,560	$(54,242)	$1,599,930
Hardgoods	1,157,326	77,870	(5,516)	1,229,680

Total net sales	2,395,938	493,430	(59,758)	2,829,610

Cost of products sold, excluding depreciation expense	1,223,435	238,301	(59,758)	1,401,978
Selling, distribution, and administrative expenses	864,192	167,140	—	1,031,332
Depreciation expense	95,615	26,781	—	122,396
Amortization expense	4,230	916	—	5,146

Operating income	208,466	60,292	—	268,758

Assets	1,931,205	543,207	—	2,474,412
Capital expenditures	176,019	38,174	—	214,193

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2005
Gas and rent	$1,056,661	$318,748	$(49,300)	$1,326,109
Hardgoods	978,451	66,863	(3,641)	1,041,673

Total net sales	2,035,112	385,611	(52,941)	2,367,782

Cost of products sold, excluding depreciation expense	1,030,284	174,439	(52,941)	1,151,782
Selling, distribution, and administrative expenses	761,227	141,241	—	902,468
Depreciation expense	81,419	24,195	—	105,614
Amortization expense	4,943	521	—	5,464

Operating income	157,239	45,215	—	202,454

Assets	1,872,213	419,650	—	2,291,863
Capital expenditures	133,310	34,667	—	167,977

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24) SUMMARY BY BUSINESS SEGMENT – (Continued)

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2004
Gas and rent	$882,585	$216,166	$(39,944)	$1,058,807
Hardgoods	779,778	19,760	(2,985)	796,553

Total net sales	1,662,363	235,926	(42,929)	1,855,360

Cost of products sold, excluding depreciation expense	819,859	106,170	(42,929)	883,100
Selling, distribution, and administrative expenses	634,137	82,908	—	717,045
Depreciation expense	66,898	15,160	—	82,058
Amortization expense	5,032	357	—	5,389
Special charges	(776)	—	—	(776)

Operating income	137,213	31,331	—	168,544

Assets	1,551,653	408,953	—	1,960,606
Capital expenditures	81,247	12,502	—	93,749

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(25) SUPPLEMENTARY INFORMATION (UNAUDITED)
     This table summarizes the unaudited results of operations for each quarter of fiscal 2006 and 2005:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2006
Net sales	$678,125	$702,182	$702,407	$746,896
Operating income (b)	63,004	63,023	68,989	73,742
Net earnings (b),(c)	29,647	29,622	30,825	33,458
Basic earnings per share (a),(b),(c)	$0.39	$0.39	$0.40	$0.43
Diluted earnings per share (a),(b),(c)	$0.38	$0.38	$0.39	$0.42

2005
Net sales	$533,290	$589,038	$601,088	$644,366
Operating income (d)	48,338	50,633	51,032	52,451
Net earnings (d)	22,116	22,777	22,973	24,156
Basic earnings per share (a),(d)	$0.30	$0.30	$0.31	$0.32
Diluted earnings per share (a),(d)	$0.29	$0.30	$0.30	$0.31

(a)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statement of Earnings.

(b)	The quarterly results for fiscal 2006 include a second quarter loss of $2.8 million ($1.7 million after tax), or $0.02 per diluted share, from hurricanes Katrina and Rita.

(c)	The quarterly results for fiscal 2006 also include a third quarter loss of $3.1 million ($1.9 million after tax), or $0.02 per diluted share, from the divestiture of Rutland Tool; and a fourth quarter after tax charge of $2.5 million, or $0.03 per diluted share, recorded as a cumulative effect of a change in accounting principle reflecting the adoption of FIN 47.

(d)	The quarterly results for fiscal 2005 include: second quarter expense of $2.9 million ($1.8 million after tax), or $0.02 per diluted share, reflecting integration costs related to the BOC acquisition; third quarter expense of $1.4 million ($906 thousand after tax), or $0.01 per diluted share, also for integration costs related to the BOC acquisition; and fourth quarter expenses of $2.1 million ($1.3 million after tax), or $0.02 per diluted share, related to a separation package for the Company’s former President & Chief Operating Officer and integration costs related to the BOC acquisition.
(26) SUBSEQUENT EVENT
     On May 23, 2006, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.07 per share. The dividend is payable June 30, 2006 to stockholders of record as of June 15, 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(27) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. Effective December 31, 2003, the Company adopted FIN 46R with respect to its National Welders joint venture (see Notes 2 and 16). As permitted by FIN 46R, the Company applied the interpretation prospectively (prior periods not restated). Beginning January 1, 2004, the operating results of National Welders and corresponding minority interest expense were reflected in the Condensed Consolidating Statement of Earnings with the Non-guarantors. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2006 and March 31, 2005 and for each of the years ended March 31, 2006, 2005 and 2004. As described in Note 3, the Company divested its subsidiary, Rutland Tool & Supply Co. (“Rutland Tool”), in December 2005. The results of Rutland Tool have been reclassified in the Condensed Consolidating Statement of Earnings as discontinued operations in all periods presented. The Condensed Consolidating Balance Sheet was not reclassified because the assets and liabilities of Rutland Tool were not significant. Additionally, the Company reclassified an inter-company management fee between the Parent and its subsidiaries from “other income (expense), net” to “selling, distribution and administrative expenses.” This reclassification has been made to all prior periods to conform to the current period presentation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$30,061	$4,924	$—	$34,985
Trade receivables, net	—	7,149	125,096	—	132,245
Intercompany receivable/(payable)	—	(4,113)	4,113	—	—
Inventories, net	—	211,319	18,204	—	229,523
Deferred income tax asset, net	21,988	9,239	(1,086)	—	30,141
Prepaid expenses and other current assets	7,289	20,713	3,620	—	31,622

Total current assets	29,277	274,368	154,871	—	458,516

Plant and equipment, net	18,285	1,194,523	185,949	—	1,398,757
Goodwill	—	488,317	77,757	—	566,074
Other intangible assets, net	—	22,362	3,886	—	26,248
Investments in subsidiaries	1,940,670	—	—	(1,940,670)	—
Intercompany receivable/(payable)	(257,995)	148,123	109,872	—	—
Other non-current assets	15,491	6,394	2,932	—	24,817

Total assets	$1,745,728	$2,134,087	$535,267	$(1,940,670)	$2,474,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$3,057	$122,078	$18,617	$—	$143,752
Accrued expenses and other current liabilities	112,396	66,241	21,364	—	200,001
Current portion of long-term debt	125,751	561	5,589	—	131,901

Total current liabilities	241,204	188,880	45,570	—	475,654

Long-term debt, excluding current portion	549,382	2,450	83,894	—	635,726
Deferred income tax liability, net	4,372	280,404	43,042	—	327,818
Other non-current liabilities	3,611	25,242	2,011	—	30,864
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	786	—	—	—	786
Capital in excess of par value	289,598	894,898	71,955	(966,853)	289,598
Retained earnings	665,158	741,623	228,662	(970,285)	665,158
Accumulated other comprehensive income	4,751	590	3,312	(3,902)	4,751
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	947,159	1,637,111	303,559	(1,940,670)	947,159

Total liabilities and stockholders’ equity	$1,745,728	$2,134,087	$535,267	$(1,940,670)	$2,474,412

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$29,340	$3,300	$—	$32,640
Trade receivables, net	—	6,076	142,758	—	148,834
Intercompany receivable/(payable)	—	(8,589)	8,589	—	—
Inventories, net	—	207,810	13,799	—	221,609
Deferred income tax asset, net	22,208	1,870	2,185	—	26,263
Prepaid expenses and other current assets	3,165	23,088	10,658	—	36,911

Total current assets	25,373	259,595	181,289	—	466,257

Plant and equipment, net	23,245	1,081,001	165,096	—	1,269,342
Goodwill	—	444,605	66,591	—	511,196
Other intangible assets, net	—	15,525	982	—	16,507
Investments in subsidiaries	1,785,903	—	—	(1,785,903)	—
Intercompany receivable/(payable)	(254,733)	233,817	20,916	—	—
Other non-current assets	17,773	7,606	3,182	—	28,561

Total assets	$1,597,561	$2,042,149	$438,056	$(1,785,903)	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,783	$123,709	$13,716	$—	$143,208
Accrued expenses and other current liabilities	68,155	98,563	16,414	—	183,132
Current portion of long-term debt	—	765	6,183	—	6,948

Total current liabilities	73,938	223,037	36,313	—	333,288

Long-term debt, excluding current portion	711,805	6,002	83,828	—	801,635
Deferred income tax liability, net	(12,288)	252,307	42,167	—	282,186
Other non-current liabilities	9,934	11,941	2,516	—	24,391
Minority interest in affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	775	—	—	—	775
Capital in excess of par value	257,042	939,025	71,956	(1,010,981)	257,042
Retained earnings	560,056	609,426	163,542	(772,968)	560,056
Accumulated other comprehensive income	2,609	411	1,913	(2,324)	2,609
Treasury stock	(3,765)	—	(370)	370	(3,765)
Employee benefits trust	(2,545)	—	—	—	(2,545)

Total stockholders’ equity	814,172	1,548,862	237,041	(1,785,903)	814,172

Total liabilities and stockholders’ equity	$1,597,561	$2,042,149	$438,056	$(1,785,903)	$2,291,863

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$2,608,146	$221,464	$—	$2,829,610
Costs and Expenses
Costs of products sold (excluding depreciation)	—	1,306,924	95,054	—	1,401,978
Selling, distribution and administrative expenses	24,135	912,700	94,497	—	1,031,332
Depreciation	7,518	98,984	15,894	—	122,396
Amortization	—	4,992	154	—	5,146

Operating Income (Loss)	(31,653)	284,546	15,865	—	268,758

Interest (expense) income, net	(72,767)	22,781	(3,826)	—	(53,812)
(Discount) gain on securitization of trade receivables	—	(73,990)	64,619	—	(9,371)
Other income (expense), net	19,784	(18,006)	684	—	2,462

Earnings (loss) before income taxes and minority interest	(84,636)	215,331	77,342	—	208,037
Income tax benefit (expense)	29,623	(79,415)	(28,074)	—	(77,866)
Minority interest in earnings of consolidated affiliate	—	—	(2,656)	—	(2,656)
Equity in earnings of subsidiaries	178,564	—	—	(178,564)	—
Income(loss) from discontinued operations, net of tax	—	(1,424)	—	—	(1,424)
Cumulative effect of a change in accounting principle, net of tax	—	(2,296)	(244)	—	(2,540)

Net Earnings	$123,551	$132,196	$46,368	$(178,564)	$123,551

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$2,173,444	$194,338	$—	$2,367,782
Costs and Expenses
Costs of products sold (excluding depreciation)	—	1,069,711	82,071	—	1,151,782
Selling, distribution and administrative expenses	31,690	786,050	84,728	—	902,468
Depreciation	7,410	84,093	14,111	—	105,614
Amortization	99	5,269	96	—	5,464

Operating Income (Loss)	(39,199)	228,321	13,332	—	202,454

Interest (expense) income, net	(70,493)	23,228	(3,980)	—	(51,245)
(Discount) gain on securitization of trade receivables	—	(61,185)	56,474	—	(4,711)
Other income (expense), net	21,249	(20,686)	566	—	1,129

Earnings (loss) before income taxes and minority interest	(88,443)	169,678	66,392	—	147,627
Income tax benefit (expense)	30,955	(61,538)	(23,678)	—	(54,261)
Minority interest in earnings of consolidated affiliate	—	—	(1,808)	—	(1,808)
Equity in earnings of subsidiaries	149,510	—	—	(149,510)	—
Income(loss) from discontinued operations, net of tax	—	464	—	—	464

Net Earnings	$92,022	$108,604	$40,906	$(149,510)	$92,022

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$1,790,898	$64,462	$—	$1,855,360
Costs and Expenses
Costs of products sold (excluding depreciation)	—	859,556	23,544	—	883,100
Selling, distribution and administrative expenses	27,196	654,418	35,431	—	717,045
Depreciation	6,513	70,613	4,932	—	82,058
Amortization	113	5,261	15	—	5,389
Special charges (recoveries)	—	(776)	—	—	(776)

Operating Income (Loss)	(33,822)	201,826	540	—	168,544

Interest (expense) income, net	(58,414)	17,932	(1,875)	—	(42,357)
(Discount) gain on securitization of trade receivables	—	(73,022)	69,758	—	(3,264)
Other income (expense), net	24,031	(23,650)	1,091	—	1,472

Earnings (loss) before income taxes and minority interest	(68,205)	123,086	69,514	—	124,395
Income tax benefit (expense)	22,344	(45,297)	(24,706)	—	(47,659)
Minority interest in earnings of consolidated affiliate	—	—	(452)	—	(452)
Equity in earnings of unconsolidated affiliate	4,365	—	—	—	4,365
Equity in earnings of subsidiaries	121,688	—	—	(121,688)	—
Income(loss) from discontinued operations, net of tax	—	(457)	—	—	(457)

Net Earnings	$80,192	$77,332	$44,356	$(121,688)	$80,192

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(13,484)	$272,152	$103,501	$—	$362,169

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,161)	(183,651)	(27,381)	—	(214,193)
Proceeds from sale of plant and equipment	104	5,143	2,955	—	8,202
Proceeds from divestiture	—	14,562	—	—	14,562
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(128,742)	(24,686)	—	(153,428)
Other, net	749	(390)	(189)	—	170

Net cash used in investing activities	(2,308)	(293,078)	(49,301)	—	(344,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	478,848	2,363	87,168	—	568,379
Repayment of debt	(512,718)	(6,388)	(87,426)	—	(606,532)
Purchase of treasury stock	(12,771)	—	—	—	(12,771)
Minority interest	—	—	(2,656)	—	(2,656)
Exercise of stock options	19,707	—	—	—	19,707
Minority stockholder note repayment	—	—	21,000	—	21,000
Dividends paid to stockholders	(18,449)	—	—	—	(18,449)
Cash overdraft	16,530	—	(345)	—	16,185
Inter-company	44,645	25,672	(70,317)	—	—

Net cash provided by (used in) financing activities	15,792	21,647	(52,576)	—	(15,137)

CHANGE IN CASH	$—	$721	$1,624	$—	$2,345
Cash – Beginning of year	—	29,340	3,300	—	32,640

Cash – End of year	$—	$30,061	$4,924	$—	$34,985

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(35,408)	$244,748	$12,977	$—	$222,317

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,890)	(136,231)	(27,856)	—	(167,977)
Proceeds from sale of plant and equipment	50	3,761	1,550	—	5,361
Proceeds from divestiture	—	828	—	—	828
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(186,000)	(5,820)	—	(191,820)
Other, net	267	—	(96)	—	171

Net cash used in investing activities	(3,573)	(317,642)	(32,222)	—	(353,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	547,762	2,069	71,619	—	621,450
Repayment of debt	(436,768)	(1,321)	(56,595)	—	(494,684)
Financing costs	(2,531)	—	—	—	(2,531)
Termination of interest rate hedge	3,948	—	—	—	3,948
Minority interest	—	—	(1,808)	—	(1,808)
Exercise of stock options	20,374	—	—	—	20,374
Dividends paid to stockholders	(13,643)	—	—	—	(13,643)
Cash overdraft	5,592	—	—	—	5,592
Inter-company	(85,753)	77,917	7,836	—	—

Net cash provided by financing activities	38,981	78,665	21,052	—	138,698

CHANGE IN CASH	$—	$5,771	$1,807	$—	$7,578
Cash – Beginning of year	—	23,569	1,493	—	25,062

Cash – End of year	$—	$29,340	$3,300	$—	$32,640

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(28,991)	$199,473	$40,197	$—	$210,679

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,087)	(71,793)	(6,869)	—	(93,749)
Proceeds from sale of plant and equipment	1,519	3,436	392	—	5,347
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(34,907)	—	—	(34,907)
Management fee from unconsolidated affiliate	724	—	—	—	724
Other, net	(1,461)	—	92	—	(1,369)

Net cash used in investing activities	(14,305)	(103,264)	(6,385)	—	(123,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	411,970	—	2,327	—	414,297
Repayment of debt	(471,785)	(2,469)	(10,750)	—	(485,004)
Financing costs	(2,737)	—	—	—	(2,737)
Minority interest	—	—	(452)	—	(452)
Exercise of stock options	13,130	—	—	—	13,130
Dividends paid to stockholders	(11,801)	—	—	—	(11,801)
Cash overdraft	(14,149)	2,730	903	—	(10,516)
Inter-company	118,668	(93,741)	(24,927)	—	—

Net cash provided by (used in) financing activities	43,296	(93,480)	(32,899)	—	(83,083)

CHANGE IN CASH	$—	$2,729	$913	$—	$3,642
Cash – Beginning of year	—	20,840	580	—	21,420

Cash – End of Year	$—	$23,569	$1,493	$—	$25,062

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2006, 2005 and 2004
(In thousands of dollars)

	Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End of
Description	of Period	Expenses	Accounts		Deductions		Period
2006
Accounts receivable – allowances for doubtful accounts	$11,108	$12,747	$1,496	(1)	$(10,569)	(2)	$14,782
Insurance reserves	30,924	73,529	—		(73,789)	(3)	30,664
Deferred tax asset valuation allowance	8,437	(2,090)	—		—	(5)	6,347

2005
Accounts receivable – allowances for doubtful accounts	$7,294	$7,714	$3,796	(1)	$(7,696)	(2)	$11,108
Insurance reserves	29,451	72,045	—		(70,572)	(3)	30,924
Deferred tax asset valuation allowance	9,922	—	—		(1,485)	(5)	8,437

2004
Accounts receivable – allowances for doubtful accounts	$8,514	$8,058	$299	(1)	$(9,577)	(2)	$7,294
Insurance reserves	25,100	59,787	966	(4)	(56,402)	(3)	29,451
Deferred tax asset valuation allowance	9,646	276	—		—		9,922

(1)	Principally reflects collections on accounts previously written-off less the allowance for doubtful accounts of businesses sold.

(2)	Write-off of uncollectible accounts.

(3)	Payments of insurance premiums and claims.

(4)	Represents the addition of National Welders’ reserve for insurance claims of $966 thousand in connection with the adoption of FIN 46R.

(5)	Represents revised estimates of the realizability of certain tax benefits associated with state tax net operating loss carryforwards along with changes due to the utilization and expiration of net operating loss carryforwards.